Form 10KSB
period 1995-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1996-03-08
CIK 319723

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-10256


                SHELTER PROPERTIES II LIMITED PARTNERSHIP
              (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,364,997

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. $7,284,279


                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated February 2, 1981 (included in Registration Statement, No.2-69507, of Registrant) are incorporated by reference into Parts I and III.



                                     PART I


Item 1. Description of Business

      Shelter Properties II Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired five existing apartment properties during 1981. The Registrant sold one property in 1983, and in 1988, another property was allowed to be foreclosed upon by the lender.

      Commencing February 2, 1981, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 27,400 Units of Limited Partnership Interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 1.5 Units ($1,500) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Limited partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-69507 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated February 2, 1981 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated on April 30, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. By June 30, 1981, the Registrant had invested or committed for investment approximately $21,000,000 of such proceeds in five existing apartment properties and thereby completed its acquisition program at approximately the expenditure level estimated in the Prospectus.

      During December of 1983, the Partnership sold Cambridge Station Apartments in Columbia, South Carolina. Also, during September of 1988, after unsuccessful negotiations to restructure the mortgage note on The Village Apartments in Winston-Salem, North Carolina, the general partner, on behalf of the Partnership, put the note in default and allowed the lender to foreclose on the property.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty II Corporation, the Corporate General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


Item 2. Description of Properties:


      The following table sets forth the Registrant's investments in properties:


                              Date of
       Property               Purchase        Type of Ownership          Use

 Parktown Townhouses          03/01/81     Fee ownership, subject      Apartment
  Deer Park, Texas                         to first and second         309 units
                                           mortgages.

 Raintree Apartments          04/30/81     Fee ownership, subject      Apartment
  Anderson, South Carolina                 to first and second         176 units
                                           mortgages.

 Signal Pointe Apartments     06/30/81     Fee ownership, subject      Apartment
  Winter Park, Florida                     to first and second         368 units
                                           mortgages.

Schedule of Properties:


                               Gross
                             Carrying    Accumulated                      Federal
Property                       Value     Depreciation   Rate    Method   Tax Basis
Parktown Townhouses        $ 8,946,315   $ 5,260,204    5-35     S/L     $2,676,504
Raintree Apartments          3,934,830     2,318,474    5-38     S/L        620,671
Signal Pointe Apartments    10,995,054     6,377,319    5-37     S/L      2,232,945

      Totals               $23,876,199   $13,955,997                     $5,530,120


      See Note A to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.



Schedule of Mortgages:



                          Principal                                      Principal
                         Balance At     Stated                            Balance
                         December 31,  Interest    Period    Maturity      Due At
 Property                    1995        Rate     Amortized    Date       Maturity
 Parktown Townhouses
  1st mortgage           $ 3,295,559    7.60         (1)     11/15/02    $2,552,322
  2nd mortgage               108,986    7.60         (1)     11/15/02       108,986
 Raintree Apartments
  1st mortgage             1,462,529    7.60         (1)     11/15/02     1,132,696
  2nd mortgage                48,366    7.60         (1)     11/15/02        48,366
 Signal Pointe Apartments
  1st mortgage             4,368,103    7.60         (1)     11/15/02     3,383,063
  2nd mortgage               144,454    7.60         (1)     11/15/02       144,454
                           9,427,997

 Less unamortized
 present value discounts    (516,553)


    Total                $ 8,911,444

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.


   Average annual rental rate per unit and occupancy for 1995 and 1994 for each property:


                                  Average Annual                 Average
                                   Rental Rates                  Occupancy
 Property                       1995           1994          1995         1994

 Parktown Townhouses          $7,063         $6,901          95%           95%
 Raintree Apartments           5,329          5,118          96%           93%
 Signal Pointe Apartments      5,826          5,730          95%           92%


     The Corporate General Partner attributes the increase in occupancy at Signal Pointe Apartments to an increase in population in the area. The increase in population is due to the trend of people moving to Florida from other areas of the country due to the climate and economic factors. This trend may change due to the closure of the naval training center in the area. The increase in occupancy at Raintree is due to increased advertising and concessions being offered during October and November.

     As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


     Real estate taxes and rates in 1995 for each property were:

                                                  1995           1995
                                                Billing          Rate

           Parktown Townhouses                  $161,329        2.95%
           Raintree Apartments                    66,976        3.46%
           Signal Pointe Apartments              139,121        1.89%


Item 3. Legal Proceedings

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

    The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 6,026 Units at a price of $235.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership made a cash distribution of $21.60 per Unit in February, 1995, but had not made cash distributions to Unit holders during the previous four years. The Corporate General Partner presently expects that the Partnership will seek to make further cash distributions beginning in 1996. In addition, the Corporate General Partner is entitled to certain cash distributions in respect of its general partner interest, and in February 1995 the Corporate General Partner received a cash distribution in respect of such interest of $6,000. Prior to the February 1995 distribution, the Corporate General Partner had not received a cash distribution in respect of its general partner interest since 1985.

    As a result of the Affiliated Purchaser's acquisition of 21.9% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the two years in the period ended December 31, 1995, pursuant to property management agreements. Property management fees paid to IMG amounted to $246,904 and $262,979, respectively, for the years ended December 31, 1994 and 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions, and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $83,911 and $97,698, respectively, for the years ended December 31, 1994 and 1995. In addition, at various times during the past two fiscal years an affiliate of Insignia has held preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

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

    On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $235.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 6,026 Units at a price of $235.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

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

    On September 27, 1995, the parties to the purported class action and derivative suit described above, filed a stipulation to settle the matter. The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $59,000 related to its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it may be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


Item 4. Submission of Matters to a Vote of Security Holders

    During the fiscal year ended December 31, 1995, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters

    As of December 31, 1995, there was minimal trading of the Units in the secondary market establishing a value of $240 per unit as quoted in the January 1996 Stanger Report. There were 1,802 holders of record owning an aggregate of 27,500 Units. As disclosed in "Item 3. Legal Proceedings," an affiliate of the Corporate General Partner purchased 6,026 units at $235 per unit. In addition, High River Limited Partnership purchased 2,857 units at $341.20 per Unit. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Cash distributions of $600,000 were declared and paid in the year ended December 31, 1995. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for each respective property.


Item 6. Management's Discussion and Analysis or Plan of Operation

    This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

    The Partnership's net loss as shown in the financial statements for the year ended December 31, 1995, was $93,505 versus $55,834 for 1994 (see Note E of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The increase in the net loss was primarily attributable to an increase in general and administrative expenses. General and administrative expenses increased primarily due to increased legal fees, associated with the lawsuits disclosed in "Item 3. Legal Proceedings," as well as an increase in administrative expenses in connection with the tender offers. Also contributing to the increase in net loss was an increase in maintenance expense due to renovations at Parktown in 1995. Offsetting the increase in net loss was an increase in revenues and other income. Other income increased due to additional interest income due to an increase in the investment balances and increased interest rates. Stricter enforcement of tenant charges also contributed to the increase in other income. In addition, the Partnership reported a gain of $14,012 in 1994 as a result of proceeds received from condemnation of land at Signal Pointe with no such gain in 1995.

    The Partnership recorded a casualty loss in 1995 resulting from a fire at Parktown Apartments to the roof and interiors of four units. The damage resulted in a loss of $14,994 arising from proceeds from the Partnership's insurance carrier of $37,920 which did not exceed the basis of the property and expenses to replace the roof and interiors damaged.

    Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended December 31, 1995, no adjustments for the impairment of value were recorded.

    As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no assurance that the Corporate General Partner will be able to sustain this plan.

Liquidity and Capital Resources

    At December 31, 1995, the Partnership had unrestricted cash of $465,611 compared to $631,180 at December 31, 1994, as a result of increased cash used in financing activity during 1995. Net cash used in financing activities increased as a result of the payment of distributions in the first quarter of 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable due to the timing of the payments to vendors. Net cash used in investing activities decreased due to a reduction in property improvements during 1995.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,911,444, net of discount, is amortized over 257 months as previously disclosed in "Item 2. Description of Properties." In addition, the mortgage notes require balloon payments on November 15, 2002, at which time the individual properties will either be sold or refinanced. Cash distributions of $600,000 were paid during the year ended December 31, 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.


Item 7. Financial Statements


SHELTER PROPERTIES II LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS






         Report of Independent Auditors

         Balance Sheet--December 31, 1995

         Statements of Operations--Years ended December 31, 1995 and 1994

         Statements of Changes in Partners' Capital (Deficit)--Years ended
             December 31, 1995 and 1994

         Statements of Cash Flows--Years ended December 31, 1995 and 1994

         Notes to Financial Statements










                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties II Limited Partnership


We have audited the accompanying balance sheet of Shelter Properties II Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 7, 1996





                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                                  BALANCE SHEET


                                December 31, 1995







 Assets
   Cash:
         Unrestricted                                              $   465,611
         Restricted--tenant security deposits                          152,197

   Investments (Note B)                                              1,814,201
   Accounts receivable                                                  16,865
   Escrow for taxes                                                    205,698
   Restricted escrows                                                  915,904

   Other assets                                                        281,107
   Investment properties: (Note C & G)
         Land                                      $  1,814,055
         Buildings and related personal property     22,062,144

                                                     23,876,199
         Less accumulated depreciation              (13,955,997)     9,920,202

                                                                   $13,771,785

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                $   265,855
   Tenant security deposits                                            152,741
   Accrued taxes                                                       161,329
   Other liabilities                                                   270,573
   Mortgage notes payable (Note C)                                   8,911,444

 Partners' Capital (Deficit)

   General partners                                $   (113,047)
   Limited partners (27,500 units
         issued and outstanding)                      4,122,890      4,009,843

                                                                   $13,771,785


                 See Accompanying Notes to Financial Statements

                   SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                     Years Ended December 31,
                                                       1995            1994
 Revenues:
    Rental income                                    $5,000,248    $4,743,535
    Other income                                        364,749       300,273
      Total revenues                                  5,364,997     5,043,808

 Expenses:
    Operating                                         1,628,600     1,662,805
    General and administrative                          339,211       140,785
    Property management fees                            262,979       246,904
    Maintenance                                         932,949       845,532
    Depreciation                                      1,089,912     1,025,571
    Interest                                            826,554       841,017
    Property taxes                                      363,303       351,040
      Total expenses                                  5,443,508     5,113,654

 Casualty loss                                          (14,994)           --
 Gain from condemnation (Note D)                             --        14,012

        Net loss (Note E)                            $  (93,505)   $  (55,834)

 Net loss allocated to general partners (1%)         $     (935)   $     (558)
 Net loss allocated to limited partners                 (92,570)      (55,276)

                                                     $  (93,505)   $  (55,834)

 Net loss per limited partnership unit               $    (3.37)   $    (2.01)


                 See Accompanying Notes to Financial Statements

                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                       Limited
                                     Partnership    General      Limited
                                         Units     Partners      Partners       Total

 Original capital contributions        27,500     $   2,000    $27,500,000   $27,502,000

 Partners' (deficit) capital at
    December 31, 1993                  27,500     $(105,554)   $ 4,864,736   $ 4,759,182

 Net loss for the year ended
    December 31, 1994                      --          (558)       (55,276)      (55,834)

 Partners' (deficit) capital at
    December 31, 1994                  27,500      (106,112)     4,809,460     4,703,348

 Partners' distributions paid              --        (6,000)      (594,000)     (600,000)

 Net loss for the year ended
    December 31, 1995                      --          (935)       (92,570)      (93,505)

 Partners' (deficit) capital at
    December 31, 1995                  27,500     $(113,047)   $ 4,122,890   $ 4,009,843


                 See Accompanying Notes to Financial Statements


                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                             Years Ended December 31
                                                              1995             1994
 Cash flows from operating activities:
    Net loss                                             $   (93,505)     $   (55,834)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                        1,089,912        1,025,571
       Amortization of discounts and loan costs              101,986           99,990
       Casualty loss                                          14,994               --
       Gain from condemnation                                     --          (14,012)
       Change in accounts:
        Restricted cash                                      (10,224)         (11,494)
        Accounts receivable                                   (5,597)           1,002
        Escrows for taxes                                   (102,271)         113,998
        Other assets                                          (6,000)              --
        Accounts payable                                     140,787          (69,317)
        Tenant security deposit liabilities                    7,890           14,372
        Accrued taxes                                         76,897         (103,170)
        Other liabilities                                    (31,460)          15,028

          Net cash provided by operating activities        1,183,409        1,016,134

 Cash flows from investing activities:
    Property improvements and replacements                  (462,997)        (545,783)
    Cash invested in short-term investments               (8,175,087)      (5,163,055)
    Cash received from matured investments                 8,104,233        4,871,998
    Deposits to restricted escrows                           (56,515)         (37,353)
    Receipts from restricted escrows                          54,943          288,500
    Condemnation proceeds                                         --           14,967
    Insurance proceeds from property damage                    7,874               --

          Net cash used in investing activities             (527,549)        (570,726)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (221,429)        (205,273)
    Distributions paid                                      (600,000)              --

          Net cash used in financing activities             (821,429)        (205,273)

 Net (decrease) increase in cash                            (165,569)         240,135

 Cash at beginning of year                                   631,180          391,045
 Cash at end of year                                     $   465,611      $   631,180

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   725,749      $   741,905



                 See Accompanying Notes to Financial Statements


                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization:   Shelter Properties II Limited Partnership (the "Partnership )
was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2020. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates three apartment properties located in the South and Southwest.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever net cash (used by) from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash (used by) from operations, as defined in the partnership agreement. However, "net cash (used by) from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       1995            1994
 Net cash provided by operating activities         $1,183,409      $1,016,134
      Property improvements and replacements         (462,997)       (545,783)
      Payments on mortgage notes payable             (221,429)       (205,273)
      Changes in reserves for net operating
         liabilities                                  (70,022)         39,581
      Changes in restricted escrows, net               (1,572)        251,147
      Insurance proceeds from property damage           7,874              --
      Condemnation proceeds                                --          14,967
      Additional operating reserves                  (450,000)             --

         Net cash (used by) from operations        $  (14,737)     $  570,773


Note A - Organization and Significant Accounting Policies (continued)

The General Partner believed it to be in the best interest of the Partnership to reserve an additional $450,000 at December 31, 1995, to fund continuing capital improvements in 1996. Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the year ended December 31, 1995, the Corporate General Partner made a distribution of $600,000 from cash from operations.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Undistributed Net Proceeds from Refinancing: At December 31, 1995, net proceeds from refinancings of approximately $748,000 remained undistributed. Also, at December 31, 1995, undistributed sales proceeds from a prior year sale of an apartment property amounted to approximately $166,000, of which $58,000 is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property disposition, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.


Note A - Organization and Significant Accounting Policies (continued)

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net losses as shown in the statements of operations and changes in partners' capital for 1995 and 1994 were allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for 1995 and 1994 was computed as 99% of net loss divided by 27,500 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as other reserves in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 1995 was $70,022 and the increase in 1994 was $39,581, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrows for taxes, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Restricted Escrows:

      Capital Improvement Account - At the time of the refinancing in 1992, $1,183,180 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1995, the balance remaining in the escrow was $33,686. Upon completion of the scheduled property improvements, any excess funds will be returned for property operations.

      Reserve Account - In addition to the Capital Improvement Account a general Reserve Account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $853,000 in total. The balance at December 31, 1995, is $862,827, which includes interest earned on these funds.

Note A - Organization and Significant Accounting Policies (continued)

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash:  The Partnership considers only unrestricted cash to be cash.
Certificates of deposit are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Note A - Organization and Significant Accounting Policies (continued)

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the independent appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not



Note C - Mortgage Notes Payable

The principal terms of mortgage notes payables are as follows:



                           Principal     Monthly                          Principal
                          Balance At     Payment    Stated                 Balance
                          December 31,  Including  Interest    Maturity     Due At
 Property                     1995       Interest    Rate        Date      Maturity
 Parktown
  1st mortgage             $3,295,559   $27,813     7.60%      11/15/02   $2,552,322
  2nd mortgage                108,986       690     7.60       11/15/02      108,986
 Raintree
  1st mortgage              1,462,529    12,343     7.60       11/15/02    1,132,696
  2nd mortgage                 48,366       306     7.60       11/15/02       48,366
 Signal Pointe
  1st mortgage              4,368,103    36,864     7.60       11/15/02    3,383,063
  2nd mortgage                144,454       915     7.60       11/15/02      144,454
                            9,427,997   $78,931
 Less unamortized
 present value discounts     (516,553)


 Total                    $ 8,911,444


The estimated fair values of the Partnership's aggregate debt is approximately $9,428,000. This estimation is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.


The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to $700,211 and is being amortized as a loan discount on the interest method over the life of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity.


Note C - Mortgage Notes Payable (continued)

Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows:

                  1996                         $  238,856
                  1997                            257,655
                  1998                            277,933
                  1999                            299,808
                  2000                            323,404
            Thereafter                          8,030,341
                                               $9,427,997


Note D - Gain From Condemnation

In 1994, the Partnership reported a gain as a result of proceeds received from condemnation of land for a road widening project at Signal Pointe.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss.

                                        1995               1994

 Net loss as reported                $ (93,505)         $ (55,834)
 Add (deduct)
      Amortization of present
       value discounts                  (7,486)           (10,361)
     Depreciation differences         (375,708)          (390,234)
     Change in prepaid rental          (63,404)            31,187
     Other                                 634             (2,053)
     Casualty loss                      56,952                 --

 Federal taxable loss                $(482,517)         $(427,295)

 Federal taxable loss
     per limited partnership         $  (17.37)         $  (15.38)


Note E - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

    Net assets as reported                                  $4,009,843
      Buildings and land                                     2,672,213
      Accumulated depreciation                              (7,062,295)
      Syndication fees                                       3,111,112
      Other                                                    167,584
             Net assets - tax basis                        $ 2,898,457



Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1995 and 1994 are:

                                                      1995         1994

      Property management fees                     $262,979     $246,904
      Reimbursement for services of affiliates       97,698       85,911
      Due to General Partner                         58,000       58,000



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

Note G - Real Estate and Accumulated Depreciation

Apartment Properties


                                                 Initial Cost

                                                To Partnership
                                                                                         Cost
                                                                    Buildings        Capitalized
                                                                   and Related         (Removed)
                                                                    Personal         Subsequent to
 Description                 Encumbrances           Land            Property          Acquisition
 Parktown Townhouses
  Deer Park, TX              $3,404,545         $1,094,593        $ 5,329,074        $2,522,648

 Raintree Apartments
  Anderson, SC                1,510,895            183,872          3,183,760           567,198

 Signal Pointe Apartments
  Winter Park, FL             4,512,557            536,544          8,061,916         2,396,594

         Totals              $9,427,997         $1,815,009        $16,574,750        $5,486,440



                               Gross Amount At Which Carried
                                   At December 31, 1995


                                   Buildings
                                   And Related
                                    Personal                     Accumulated         Date of       Date       Depreciable
    Description          Land       Property         Total       Depreciation     Construction   Acquired      Life-Years
 Parktown
  Deer Park, TX      $1,094,593    $ 7,851,722    $ 8,946,315   $ 5,260,204           1969       03/01/81         5-35

 Raintree
  Anderson, SC           183,872     3,750,958      3,934,830      2,318,474       1972-1974     04/30/81         5-38

 Signal Pointe
  Winter Park, FL        535,590    10,459,464     10,995,054      6,377,319          1970       06/30/81         5-37

    Totals            $1,814,055   $22,062,144    $23,876,199    $13,955,997



Note G - Real Estate and Accumulated Depreciation (continued)


Reconciliation of  Real Estate and Accumulated Depreciation :


                                             Years Ended December 31,
                                               1995            1994
 Investment Properties
 Balance at beginning of year               $23,493,896     $22,959,597
       Property improvements                    462,997         545,783
       Disposals of property                    (80,694)        (11,484)

 Balance at End of Year                     $23,876,199     $23,493,896
 Accumulated Depreciation

 Balance at beginning of year               $12,923,911     $11,907,991
      Additions charged to expense            1,089,912       1,025,571
      Disposals of property                     (57,826)         (9,651)

 Balance at End of Year                     $13,955,997     $12,923,911


The aggregate cost of the real estate for Federal income tax purposes is $26,548,412 and $26,108,259 at December 31, 1995 and 1994, respectively. The accumulated depreciation taken for Federal income tax purposes is $21,018,292 and $19,552,674 at December 31, 1995 and 1994, respectively.

Note H - Contingencies

Tender Offer Litigation: The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 6,026 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.



Note H - Contingencies (continued)

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $59,000 as its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.

Note I - Casualty Loss

The Partnership recorded a casualty loss in 1995 resulting from a fire at Parktown Townhouses which damaged the roof and interiors of four units. The damage resulted in a loss of $14,994 arising from proceeds from the Partnership's insurance carrier of $37,920 which did not exceed the basis of the property and expenses to replace the roof and interiors damaged.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

 The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

 Individual General Partner - N. Barton Tuck, Jr., age 57, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

 Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty II Corporation are set forth below. There are no family relationships between or among any officers or directors.

      Name                      Age            Position

William H. Jarrard, Jr.         49             President and Director

Ronald Uretta                   39             Vice President and Treasurer

John K. Lines, Esq.             36             Vice President and Secretary

Kelley M. Buechler              38             Assistant Secretary


      Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In August 1994, Mr. Lines became Vice President and Secretary.

      William H. Jarrard, Jr. has been President of the Corporate General Partner since August 1994 and Managing Director - Asset Management and Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in similar capacities for U.S. Shelter.

      Ronald Uretta has been Insignia's Chief Financial Officer, Secretary, and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of MAG. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1995.


                                          Number
 Entity                                  of Units           Percentage

 Insignia Financial Group, Inc.             6,051              21.93%
 High River Limited Partnership             2,857              10.39%


   No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.


Item 12.  Certain Relationships and Related Transactions

   The Individual General Partner and the Corporate General Partner received, collectively, $6,000 as their prorata share of the distribution made during the first quarter of 1995. No cash distributions were made during the remainder of the year ended December 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

   The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. received $262,979 in fees for property management.

   For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

   For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note F of the financial statements included as part of this report.


Item 13. Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

         None.



                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SHELTER PROPERTIES II LIMITED PARTNERSHIP

                                         By:   Shelter Realty II Corporation
                                               Corporate General Partner



                                         By:   /s/William H. Jarrard, Jr.
                                               William H. Jarrard
                                               President and Director


                                         Date: March 8, 1996


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date: March 8, 1996
William H. Jarrard, Jr.
President and Director



/s/Ronald Uretta                         Date: March 8, 1996
Ronald Uretta
Treasurer
Principal Financial
Officer and Principal
Accounting Officer



                                  EXHIBIT INDEX





Exhibit


3     See Exhibit 4(a)

4     (a)   Amended and Restated Certificate and Agreement of Limited
            Partnership [included as Exhibit A to the Prospectus of Registrant dated February 2, 1981 contained in Amendment No. 1 to Registration
            Statement No. 2-69507, of Registrant filed February 2, 1981 (the
            "Prospectus") and incorporated herein by reference].

      (b) Subscription Agreements and Signature Pages [Filed with Amendment No. 1 of Registration Statement No. 2-69507, of Registrant and incorporated herein by reference].

      (c) Promissory Note and Deed of Trust between Joe A. McDermott, Inc. and the Mischer Corporation and New York Life Insurance Company.
            General Warranty Deed between Parktown Realty, N.V and Shelter Properties II to acquire Parktown Apartments.*

      (d) Mortgage Note and Mortgage Deed between Mutual Benefit Life Insurance Company and Foxcroft Investors, Limited. Purchase Money Note and Purchase Money Mortgage and Security Agreement between Foxcroft Investors, Limited and Shelter Properties II to acquire Squire One Apartments.*

            *Filed as Exhibit 4(c) and 4(e), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

      (e) Mortgage Note between William C. Dailey and Fidelity Federal Savings and Loan Association and Promissory Note between William C. Dailey and The Prudential Insurance Company (filed as Exhibit 12(E) to Amendment No. 1 to Registration Statement No. 2-69507 of Registrant filed January, 1981 and incorporated herein by reference). Modification and Assumption of Mortgage between American Federal Savings and Loan Association and Shelter Properties II to acquire Raintree Apartments (filed as Exhibit 4(e) to Form 10-K of Registrant for year ended December 31, 1988 and incorporated herein by reference).

10(i) Contracts related to acquisition or disposition of properties.

      (a) Purchase Agreement dated December 31, 1980, between Hubris, Inc. and U.S. Shelter Corporation to purchase Parktown Townhouse.**

      (b) Purchase Agreement dated January 5, 1981, between Twin City Apartments, Inc. and U.S. Shelter Corporation to purchase The Village Apartments.**



                                  EXHIBIT INDEX


Exhibit

      (c) Purchase Agreement dated January 2, 1981 between Carolina Housing Partners and U.S. Shelter Corporation to purchase Raintree Apartments.**

            **Filed as Exhibits 12(b), 12(c) and 12(d), respectively, to Amendment No. 1 of Registration Statement, No. 2-69507, of Registrant filed February 2, 1981 and incorporated herein by reference.

      (d) Purchase Agreement dated May 28, 1981 between Foxcroft Investors, Limited and Shelter Properties II to purchase Squire One Apartments. [Filed with Form 8-K of Registrant dated June 8, 1981 and incorporated herein by reference.]

      (e) Sales Agreement dated December 30, 1983 between Shelter Properties II and Security Investors, Ltd.-II to sell Cambridge Station Apartments. [Filed with Form 10-K of Registrant for year ended December 31, 1983 and incorporated herein by reference.]


(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.) [filed with Amendment No. 1 to Registration Statement, No. 2-69507, of Registrant] and incorporated herein by reference.

(iii) Contracts related to refinancing of debt:

      (a) First Mortgage and Security Agreements dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One. ***
      (b) Second Mortgage and Security Agreements dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One. ***
      (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One. ***
      (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties ii Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One. ***


                                  EXHIBIT INDEX

Exhibit


      (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties II Limited Partnership and First Commonwealth Realty

            Credit Corporation, relating to the following properties: Raintree, Parktown/Center Court, and Squire One. ***
      (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties II Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Raintree, Parktown/Center Court, and Squire One. ***

            ***Filed as Exhibits 10(iii) (a) through (f), respectively, of form 10KSB of Registrant for the year ended December 31, 1992 and incorporated herein by reference.

27    Financial Data Schedule

99 Prospectus of Registrant dated February 2, 1981 [included in Registration Statement No. 2-69507, of Registrant] and incorporated herein by reference.