Form 10QSB
period 1996-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1996-05-01
CIK 319723

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                            $ 2,348,838
       Restricted--tenant security deposits                        152,785
    Accounts receivable                                             19,088
    Escrow for taxes                                               156,074
    Restricted escrows                                             922,467
    Other assets                                                   271,244
    Investment properties:
      Land                                      $ 1,814,055
      Buildings and related personal property    22,116,662
                                                 23,930,717
      Less accumulated depreciation             (14,222,009)     9,708,708

                                                               $13,579,204


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                           $    56,009
    Tenant security deposits                                       152,754
    Accrued taxes                                                   95,395
    Other liabilities                                              234,250
    Mortgage notes payable                                       8,869,506

 Partners' Capital (Deficit)
    General partners                            $  (111,433)
    Limited partners (27,500 units
       issued and outstanding)                    4,282,723      4,171,290

                                                               $13,579,204

                 See Accompanying Notes to Financial Statements

b)                 SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                  $1,288,902      $1,257,378
     Other income                                       89,631          72,969
       Total revenues                                1,378,533       1,330,347

 Expenses:
     Operating                                         386,305         411,939
     General and administrative                         48,457          40,273
     Property management fees                           66,347          65,740
     Maintenance                                       149,674         151,422
     Depreciation                                      266,011         264,120
     Interest                                          204,719         208,224
     Property taxes                                     95,573          85,536
       Total expenses                                1,217,086       1,227,254

     Net income                                     $  161,447      $  103,093

 Net income allocated to general partners (1%)      $    1,614      $    1,031
 Net income allocated to limited partners (99%)        159,833         102,062

                                                    $  161,447      $  103,093

 Net income per limited partnership unit            $     5.81      $     3.71

                 See Accompanying Notes to Financial Statements

c)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)



                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total
 Original capital contributions     27,500     $   2,000    $27,500,000     $27,502,000

 Partners' (deficit) capital
    at December 31, 1995            27,500     $(113,047)   $ 4,122,890     $ 4,009,843

 Net income for the three
    months ended March 31, 1996         --         1,614        159,833         161,447

 Partners' (deficit) capital
    at March 31, 1996               27,500     $(111,433)   $ 4,282,723     $ 4,171,290

                 See Accompanying Notes to Financial Statements

d)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                           $  161,447     $  103,093
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         266,011        264,120
       Amortization of discounts and loan costs              25,954         25,225
       Change in accounts:
        Restricted cash                                        (588)        (3,976)
        Accounts receivable                                  (2,223)          (324)
        Escrows for taxes                                    49,624        (17,370)
        Other assets                                             --         (6,000)
        Accounts payable                                   (209,846)       (55,953)
        Tenant security deposit liabilities                      13          3,278
        Accrued taxes                                       (65,934)         6,110
        Other liabilities                                   (36,323)        67,706

            Net cash provided by operating activities       188,135        385,909

 Cash flows from investing activities:
    Property improvements and replacements                  (54,518)       (50,674)
    Deposits to restricted escrows                          (11,563)       (34,180)
    Receipts from restricted escrows                          5,000         15,288

            Net cash used in investing activities           (61,081)       (69,566)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (58,028)       (53,794)
    Distributions to partners                                    --       (600,000)

            Net cash used in financing activities           (58,028)      (653,794)

 Net increase (decrease) in cash                             69,026       (337,451)

 Cash and cash equivalents at beginning of period         2,279,812      2,374,527
 Cash and cash equivalents at end of period              $2,348,838     $2,037,076

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  178,766     $  182,999

                 See Accompanying Notes to Financial Statements


e)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Cash and Cash Equivalents:

      Unrestricted - Unrestricted cash includes cash on hand and in banks and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

      Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.


Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Three Months Ended
                                                          March 31,
                                                    1996             1995

 Net cash provided by operating activities      $ 188,135         $ 385,909
    Payments on mortgage notes payable            (58,028)          (53,794)
    Property improvements and replacements        (54,518)          (50,674)
    Change in restricted escrows, net              (6,563)          (18,892)
    Changes in reserves for net operating
     liabilities                                  265,277             6,529
    Additional reserves                          (340,000)         (300,000)

         Net cash used in operations            $  (5,697)        $ (30,922)

   In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $340,000 and $300,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive. The Partnership may need to fund major plumbing repairs at Parktown due to underground water leaks which are responsible for foundation problems. The Corporate General Partner is discussing with the insurance provider if the water problems are covered by liability insurance.


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. ("Insignia") and certain of its affiliates in 1996 and 1995 are as follows:

                                                    Three Months Ended
                                                           March 31,
                                                   1996               1995

 Property management fees                        $ 66,347           $ 65,740

 Reimbursement for services of affiliates          29,774             27,261

 Due to general partners                           58,000             58,000


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


Note D - Contingencies

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

   The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

   On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser of which, approximately $640,000 is Shelter Properties II's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Partnership's investment properties consists of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                        Average
                                                       Occupancy

 Property                                           1996       1995

 Parktown Townhouses
     Deer Park, Texas                                96%         97%

 Raintree Apartments
     Anderson, South Carolina                        95%         98%

 Signal Pointe Apartments
     Winter Park, Florida                            95%         96%


    The Corporate General Partner considers the decrease in occupancy at Raintree Apartments to be temporary as apartment rentals generally increase during the spring and summer months in this market. Raintree is a small property and a three percent change in occupancy does not reflect a material change in the number of tenants at this property.

    The Partnership's net income for the three months ended March 31, 1996, was $161,447 versus $103,093 for the corresponding period in 1995. The increase in net income is attributable to an increase in other income due to management more aggressively collecting fees related to tenants moving out and increased interest income due to higher interest rates and increased cash balances. Partially offsetting the increase in net income was an increase in general and administrative expense and property tax expense. General and administrative expense increased due to an increase in cost reimbursements and an increase in insurance expense due to additional coverage. Property tax expense increased as a result of the increase in the tax rates at Raintree Apartments and Parktown Townhouses.

    As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

    At March 31, 1996, the Partnership had unrestricted cash of $2,348,838 compared to $2,037,076 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable due to timing of payments to vendors. Also other liabilities decreased due to timing of prepaid rental income from tenants. Net cash used in investing activities remained relatively constant for the period ending March 31, 1996, as compared to 1995. Net cash used in financing activities decreased due to the Partnership making a distribution during the first three months of 1995.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account. The Partnership may need to fund major plumbing repairs at Parktown due to underground water leaks which are responsible for foundation problems. The Corporate General Partner is discussing with the insurance provider if the water problems are covered by property damage insurance.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,869,506, net of discount, is amortized over 257 months with a balloon payment of $7,369,887 due on November 15, 2002, at this time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of cash reserves. No cash distributions were made during the three months ended March 31, 1996. During the three months ended March 31, 1995, distributions totaling $600,000 were declared and paid. The Corporate General Partner plans to make a distribution during the second quarter of 1996.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

  The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

  On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser of which, approximately $640,000 is Shelter Properties II's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1996.


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



                                   Date:  May 1, 1996