Form 10QSB
period 1996-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1996-07-31
CIK 319723

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                $ 2,202,536
       Restricted--tenant security deposits                            148,864
    Accounts receivable                                                 23,143
    Escrow for taxes                                                   250,576
    Restricted escrows                                                 911,324
    Other assets                                                       261,381
    Investment properties:
       Land                                      $  1,814,055
       Buildings and related personal property     22,188,587
                                                   24,002,642
       Less accumulated depreciation              (14,491,382)       9,511,260

                                                                   $13,309,084


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $    74,509
    Tenant security deposits                                           148,833
    Accrued taxes                                                      192,898
    Other liabilities                                                  284,642
    Mortgage notes payable                                           8,826,643

 Partners' Capital (Deficit)
    General partners                             $   (110,330)
    Limited partners (27,500 units
       issued and outstanding)                      3,891,889        3,781,559

                                                                   $13,309,084

                 See Accompanying Notes to Financial Statements

b)                 SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                     1996          1995           1996          1995
 Revenues:
    Rental income                $1,297,091    $1,245,046     $2,585,993    $2,502,424
    Other income                     96,198        74,125        185,829       147,094
       Total revenues             1,393,289     1,319,171      2,771,822     2,649,518

 Expenses:
    Operating                       491,602       461,292        944,254       938,971
    General and administrative       47,522       134,259         95,979       174,532
    Maintenance                     173,225       193,964        322,899       345,386
    Depreciation                    269,374       268,517        535,385       532,637
    Interest                        203,794       207,377        408,513       415,601
    Property taxes                   97,504        90,697        193,077       176,233
       Total expenses             1,283,021     1,356,106      2,500,107     2,583,360

 Casualty loss                           --       (64,370)            --       (64,370)

       Net income (loss)         $  110,268    $ (101,305)    $  271,715    $    1,788

 Net income (loss) allocated
    to general partners (1%)     $    1,103    $   (1,013)    $    2,717    $       18
 Net income (loss) allocated
    to limited partners (99%)       109,165      (100,292)       268,998         1,770

                                 $  110,268    $ (101,305)    $  271,715    $    1,788
 Net income (loss) per limited
    partnership unit             $     3.97    $    (3.65)    $     9.78    $      .06

                 See Accompanying Notes to Financial Statements


c)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partners      Partners         Total
 Original capital contributions      27,500     $   2,000    $27,500,000    $27,502,000

 Partners' (deficit) capital
    at December 31, 1995             27,500     $(113,047)   $ 4,122,890    $ 4,009,843

 Distributions to Partners                             --       (499,999)      (499,999)

 Net income for the six
    months ended June 30, 1996                      2,717        268,998        271,715

 Partners' (deficit) capital
    at June 30, 1996                 27,500     $(110,330)   $ 3,891,889    $ 3,781,559

                 See Accompanying Notes to Financial Statements


d)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                   June 30,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                           $  271,715     $    1,788
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         535,385        532,637
       Amortization of discounts and loan costs              52,091         50,630
       Casualty loss                                             --         64,370
       Change in accounts:
        Restricted cash                                       3,333         (7,954)
        Accounts receivable                                  (6,278)        (8,003)
        Escrows for taxes                                   (44,878)      (111,425)
        Other assets                                             --         (6,000)
        Accounts payable                                   (191,346)        33,285
        Tenant security deposit liabilities                  (3,908)         6,936
        Accrued taxes                                        31,569         96,421
        Other liabilities                                    14,069        (10,520)

            Net cash provided by operating activities       661,752        642,165

 Cash flows from investing activities:
    Property improvements and replacements                 (126,443)      (159,508)
    Deposits to restricted escrows                          (20,890)       (42,077)
    Receipts from restricted escrows                         25,470         31,186

            Net cash used in investing activities          (121,863)      (170,399)

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (117,166)      (108,617)
    Distributions to partners                              (499,999)      (600,000)

            Net cash used in financing activities          (617,165)      (708,617)

 Net decrease in cash                                       (77,276)      (236,851)

 Cash and cash equivalents at beginning of period         2,279,812      2,374,527
 Cash and cash equivalents at end of period              $2,202,536     $2,137,676

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  356,423     $  364,971

                 See Accompanying Notes to Financial Statements

e)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Cash and Cash Equivalents:

Unrestricted - Unrestricted cash includes cash on hand and in banks and Certificates of Deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.


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


                                                      Six Months Ended
                                                          June 30,
                                                    1996             1995

 Net cash provided by operating activities      $ 661,752         $ 642,165
    Payments on mortgage notes payable           (117,166)         (108,617)
    Property improvements and replacements       (126,443)         (159,508)
    Change in restricted escrows, net               4,580           (10,891)
    Changes in reserves for net operating
     liabilities                                  197,439             7,260
    Additional reserves                          (625,000)         (372,000)

         Net cash used in operations            $  (4,838)        $  (1,591)


In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $625,000 and $372,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive. The Partnership may need to fund major plumbing repairs at Parktown due to underground water leaks which are responsible for foundation problems. The Corporate General Partner is negotiating with the insurance provider to determine if the water problems are covered by its property damage insurance.

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

                                                     Six Months Ended
                                                          June 30,
                                                   1996               1995

 Property management fees                        $134,815           $130,514
 Reimbursement for services of affiliates          58,671             52,290
 Due to general partners                           58,000             58,000


Note C - Transactions with Affiliated Parties - continued

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which, approximately $640,000 is Shelter Properties II's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval. If no appeal is taken within thirty days after the court enters that formal order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Partnerships opted out.

Note F - Casualty Loss

In the second quarter of 1995, a fire occurred at Parktown Townhouses which resulted in a casualty loss of $64,370. As a result of the fire, asbestos was exposed and had to be removed before any other assessments or work could be completed. The casualty loss in the second quarter of 1995 only included the removal of asbestos. Once the asbestos was removed, the insurance company was able to perform its investigation and determine the amount of damages that were covered.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Parktown Townhouses
     Deer Park, Texas                                96%         97%

 Raintree Apartments
     Anderson, South Carolina                        96%         96%

 Signal Pointe Apartments
     Winter Park, Florida                            95%         95%


The Partnership's net income for the six months ended June 30, 1996, was $271,715 with the second quarter having net income of $110,268. The Partnership reported net income of $1,788 and a net loss of $101,305 for the corresponding periods in 1995. The increase in net income is primarily attributable to an increase in other income and decreases in general and administrative and maintenance expenses. Other income increased due to management's aggressiveness in collecting fees related to tenants moving out and increased interest income due to higher interest rates and increased cash balances. General and administrative expense decreased due to the reduction of legal fees associated with the lawsuits disclosed in the Legal Proceeding section below and professional expenses in connection with the tender offerings during 1995. Maintenance expense decreased for the six months and the three months ended June 30, 1996, due to non recurring repairs at both Raintree and Parktown during 1995. In addition, a casualty loss of $64,370 occurred during the second quarter of 1995 as a result of asbestos removed due to a fire at Parktown which damaged four units and exposed asbestos. The asbestos had to be removed before any additional assessment of the damages could be made. Partially offsetting the increase in net income was an increase in property tax expense due to increased tax rates at Raintree Apartments and Parktown Townhouses.

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

At June 30, 1996, the Partnership had unrestricted cash of $2,202,536 compared to $2,137,676 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of the increase in net income as discussed above. Net cash used in investing activities decreased due to the reduction in property improvements and replacements and required deposits to restricted escrows. Net cash used in financing activities decreased due to the Partnership making a smaller distribution in 1996 as compared to 1995.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account. The Partnership may need to fund major plumbing repairs at Parktown due to underground water leaks which are responsible for foundation problems. The Corporate General Partner is negotiating with the insurance provider to determine if the water problems are covered by its property damage insurance.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,826,643, net of discount, is amortized over 257 months with balloon payments totaling $7,369,887 due on November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. A cash distribution of $499,999 was paid during the six months ended June 30, 1996. During the six months ended June 30, 1995, distributions totaling $600,000 were declared and paid.



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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser of which, approximately $640,000 is Shelter Properties II's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval. If no appeal is taken within thirty days after the court enters that formal order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Shelter Properties Partnerships opted out.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.



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



                                   Date:  July 31, 1996