Form 10QSB
period 1996-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1996-11-07
CIK 319723

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


               For the quarterly period ended September 30, 1996

                                       or

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

                                 BALANCE SHEET
                                  (Unaudited)

                               September 30, 1996



Assets
  Cash and cash equivalents:
     Unrestricted                                            $ 2,384,489
     Restricted--tenant security deposits                        151,163
  Accounts receivable                                             34,145
  Escrow for taxes                                               345,845
  Restricted escrows                                             895,842
  Other assets                                                   251,518
  Investment properties:
     Land                                       $  1,814,055
     Buildings and related personal property      22,283,543
                                                  24,097,598
     Less accumulated depreciation               (14,765,347)  9,332,251

                                                             $13,395,253

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                           $    66,666
  Tenant security deposits                                       151,473
  Accrued taxes                                                  288,293
  Other liabilities                                              255,120
  Mortgage notes payable                                       8,782,833

Partners' Capital (Deficit)
  General partners                              $   (109,637)
  Limited partners (27,500 units
     issued and outstanding)                       3,960,505   3,850,868

                                                             $13,395,253

                 See Accompanying Notes to Financial Statements

b)                       SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   Three Months Ended           Nine Months Ended
                                      September 30,               September 30,
                                    1996         1995         1996         1995
Revenues:
  Rental income                 $1,293,514   $1,229,228   $3,879,507   $3,731,652
  Other income                      92,859      105,276      278,688      252,370
     Total revenues              1,386,373    1,334,504    4,158,195    3,984,022

Expenses:
  Operating                        472,274      477,484    1,416,528    1,416,455
  General and administrative        37,445      123,650      133,424      298,182
  Maintenance                      235,137      199,322      558,036      544,708
  Depreciation                     273,965      273,496      809,350      806,133
  Interest                         202,849      206,510      611,362      622,111
  Property taxes                    95,394       93,535      288,471      269,768
     Total expenses              1,317,064    1,373,997    3,817,171    3,957,357

Casualty gain (loss)                    --       61,246           --       (3,124)

     Net income                 $   69,309   $   21,753   $  341,024   $   23,541

Net income allocated
  to general partners (1%)      $      693   $      218   $    3,410   $      235
Net income allocated
  to limited partners (99%)         68,616       21,535      337,614       23,306

                                $   69,309   $   21,753   $  341,024   $   23,541
Net income per limited
  partnership unit              $     2.50   $      .78   $    12.28   $      .85

                 See Accompanying Notes to Financial Statements

c)                      SHELTER PROPERTIES II LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                   Limited
                                 Partnership   General       Limited
                                    Units      Partners      Partners      Total
Original capital contributions      27,500     $   2,000   $27,500,000  $27,502,000

Partners' (deficit) capital
  at December 31, 1995              27,500     $(113,047)  $ 4,122,890  $ 4,009,843

Distributions to Partners                            --       (499,999)    (499,999)

Net income for the nine months
  ended September 30, 1996                         3,410       337,614      341,024

Partners' (deficit) capital
  at September 30, 1996             27,500     $(109,637)  $ 3,960,505  $ 3,850,868

                 See Accompanying Notes to Financial Statements

d)                   SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                            1996          1995
Cash flows from operating activities:
  Net income                                           $  341,024    $   23,541
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          809,350       806,133
    Amortization of discounts and loan costs               78,413        76,219
    Net casualty (gain) loss                                   --         3,124
    Change in accounts:
      Restricted cash                                       1,034       (11,698)
      Accounts receivable                                 (17,280)       (8,550)
      Escrows for taxes                                  (140,147)     (206,284)
      Other assets                                             --        (6,000)
      Accounts payable                                   (199,189)       23,325
      Tenant security deposit liabilities                  (1,268)        5,827
      Accrued taxes                                       126,964       190,342
      Other liabilities                                   (15,453)       29,456

         Net cash provided by operating activities        983,448       925,435

Cash flows from investing activities:
  Property improvements and replacements                 (221,399)     (259,346)
  Deposits to restricted escrows                          (28,974)      (49,997)
  Receipts from restricted escrows                         49,036        49,232

         Net cash used in investing activities           (201,337)     (260,111)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (177,435)     (164,489)
  Distributions to partners                              (499,999)     (600,000)

         Net cash used in financing activities           (677,434)     (764,489)

Net increase (decrease) in cash and cash equivalents      104,677       (99,165)

Cash and cash equivalents at beginning of period        2,279,812     2,374,527
Cash and cash equivalents at end of period             $2,384,489    $2,275,362

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  532,948    $  545,894

                 See Accompanying Notes to Financial Statements

e)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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


NOTE B - RECONCILIATION OF CASH FLOWS - CONTINUED

                                                    Nine Months Ended
                                                       September 30,
                                                   1996             1995

Net cash provided by operating activities       $ 983,448        $ 925,435
  Payments on mortgage notes payable             (177,435)        (164,489)
  Property improvements and replacements         (221,399)        (259,346)
  Change in restricted escrows, net                20,062             (765)
  Changes in reserves for net operating
   liabilities                                   (245,339)         (16,418)
  Additional reserves                            (625,000)        (485,000)

      Net cash used in operations               $(265,663)       $    (583)

In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $625,000 and $485,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive. The Partnership may need to fund major plumbing repairs at Parktown due to underground water and sewer line leaks which are responsible for foundation problems. The Corporate General Partner is negotiating with the insurance provider to determine if the water problems are covered by its property damage insurance.

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


                                                        Nine Months Ended
                                                          September 30,
                                                       1996             1995

Property management fees                            $202,136          $194,952
Reimbursement for services of affiliates              87,657            75,564
Due to general partners                               58,000            58,000


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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the Shelter Properties Partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the Shelter Properties Partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partner interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the Shelter Properties Partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the Shelter Properties Partnerships, the factors affecting the likelihood properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.


NOTE D - CONTINGENCIES - CONTINUED

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which, approximately $640,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.

NOTE E - CASUALTY LOSS

In the second quarter of 1995, a fire occurred at Parktown Townhouses which resulted in a casualty loss of $3,124. As a result of the fire, asbestos was exposed and had to be removed before any other assessments or work could be completed. Once the asbestos was removed, the insurance company was able to perform its investigation and determine the amount of damages that were covered. The estimated costs for removing the asbestos as previously reported were much higher. Due to the potential cost of the previous estimate, the insurance company contracted a national firm with more experience with asbestos removal to re-assess the estimate. The second estimate deemed the removal costs to be substantially lower which resulted in income for the three months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                          Average
                                                         Occupancy
Property                                               1996    1995
Parktown Townhouses
   Deer Park, Texas                                     96%    96%

Raintree Apartments
   Anderson, South Carolina                             96%    96%

Signal Pointe Apartments
   Winter Park, Florida                                 95%    95%


The Partnership realized net income of $341,024 for the nine months ended September 30, 1996, and $69,309 for the three months ended September 30, 1996. The Partnership realized net income of $23,541 and $21,753 for the corresponding periods of 1995. The increase in net income for the nine months ended September 30, 1996, is primarily attributable to an increase in rental income and a decrease in general and administrative expenses. Net income for the three months ended September 30, 1996, increased primarily due to a decrease in general and administrative expenses partially offset by a decrease in other income and an increase in maintenance expenses. General and administrative expenses decreased for the nine months and three months ended September 30, 1996, due to the reduction of legal fees associated with the lawsuits disclosed in Item 1. "Legal Proceedings" below and professional fees in connection with the partnership's required responses to certain tender offers made during 1995. Maintenance expense increased for the three months ended September 30, 1996, due to increased property improvements at both Raintree and Signal Pointe Apartments during the third quarter of 1996. Other income decreased for the three months ended September 30, 1996, due to decreases in both lease cancellation fees and laundry income. In addition, a casualty loss of $3,124 occurred during the second quarter of 1995 as a result of asbestos removed due to a fire at Parktown which damaged four units. The asbestos had to be removed before any additional assessment of the damages could be made. The estimated costs for removing the asbestos as previously reported were much higher. Due to the potential cost of the previous estimate, the insurance company contracted a national firm with more experience with asbestos removal to re-assess the estimate. The second estimate deemed the removal costs to be substantially lower which resulted in income for the three months ended September 30, 1995.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership held unrestricted cash of $2,384,489 compared to $2,275,362 at September 30, 1995. Net cash provided by operating activities increased primarily as a result of an increase in rental income. Net cash used in investing activities decreased due to a reduction in property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities decreased due to the Partnership making less distributions in 1996 as compared to 1995.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,782,833, net of discount, is amortized over 257 months with balloon payments totaling $7,369,887 due on November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. A cash distribution of $499,999 was paid during the nine months ended September 30, 1996. During the nine months ended September 30, 1995, distributions totaling $600,000 were declared and paid.

                           PART II - OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partner interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser of which, approximately $640,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended September 30, 1996.



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


                             Date: November 7, 1996