Form 10KSB
period 1996-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1997-03-26
CIK 319723

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(D)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                   For the fiscal year ended December 31, 1996
                                        or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,509,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partner's belief that such trading would not exceed $25,000,000.
                       DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Prospectus of Registrant dated February 2, 1981 (included in Registration Statement, No.2-69507, of Registrant) are incorporated by reference into Parts I and III.
                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Shelter Properties II Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired five existing apartment properties during 1981. The Registrant sold one property in 1983, and in 1988 another property was foreclosed upon by the lender.

Commencing February 2, 1981, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 27,400 Units of Limited Partnership Interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 1.5 Units ($1,500) for an Individual Retirement Account. An additional 100 Units were purchased by Shelter Realty II Corporation (the "Corporate General Partner"). Limited partners are not required to make any additional capital contributions.

The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-69507 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated February 2, 1981 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

The offering terminated on April 30, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. By June 30, 1981, the Registrant had invested or committed for investment approximately $21,000,000 of such proceeds in five existing apartment properties, thereby completing its acquisition program at the approximate expenditure level estimated in the Prospectus.

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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

Raintree Apartments          04/30/81      Fee ownership, subject     Apartment
Anderson, South Carolina                   to first and second        176 units
                                           mortgages.

Signal Pointe Apartments     06/30/81      Fee ownership, subject     Apartment
Winter Park, Florida                       to first and second        368 units
                                           mortgages.



SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Gross
                            Carrying     Accumulated                    Federal
Property                      Value      Depreciation   Rate   Method  Tax Basis

Parktown Townhouses        $ 9,396       $ 5,725        5-35     S/L     $2,826
Raintree Apartments          3,988         2,486        5-38     S/L        515
Signal Pointe Apartments    11,112         6,832        5-37     S/L      1,800

Totals                     $24,496       $15,043                         $5,141


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                           Principal                                      Principal
                           Balance at     Stated                           Balance
                           December 31,  Interest   Period    Maturity      Due At
Property                     1996          Rate   Amortized     Date       Maturity
Parktown Townhouses
  1st mortgage              $ 3,209       7.60%      (1)      11/15/02      $2,552
  2nd mortgage                  109       7.60       (1)      11/15/02         109
Raintree Apartments
  1st mortgage                1,424       7.60       (1)      11/15/02       1,133
  2nd mortgage                   48       7.60       (1)      11/15/02          48
Signal Pointe Apartments
  1st mortgage                4,254       7.60       (1)      11/15/02       3,383
  2nd mortgage                  145       7.60       (1)      11/15/02         145
                            $ 9,189
Less unamortized
  present value discounts      (451)

Total                       $ 8,738

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced in 1992, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $700,000 and is being amortized as a loan discount using the interest method over the life of the loans. The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Average annual rental rate per unit and occupancy for 1996 and 1995 for each property were:

                                Average Annual                  Average
                                  Rental Rates                  Occupancy
 Property                      1996          1995          1996         1995

 Parktown Townhouses          $7,361        $7,063         95%           95%
 Raintree Apartments           5,602         5,329         94%           96%
 Signal Pointe Apartments      5,958         5,826         95%           95%


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

Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)

                                       1996           1996
                                     Billing          Rate

Parktown Townhouses                  $ 176            2.97%
Raintree Apartments                     73            3.76%
Signal Pointe Apartments               145            1.82%


ITEM 3. LEGAL PROCEEDINGS

The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

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

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser, of which approximately $640,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.



                                      PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, there was minimal trading of the Units in the secondary market. As of December 31, 1996, there were 1,799 holders of record owning an aggregate of 27,500 Units. As disclosed in "Item 3. Legal Proceedings," an affiliate of the Corporate General Partner purchased 6,026 units at $235 per unit. In addition, High River Limited Partnership purchased 2,857 units at $341.20 per Unit. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Cash distributions to the limited partners of $500,000, attributable to prior years debt refinancing proceeds, were declared and paid during the year ended December 31, 1996. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves. As of December 31, 1996, the Reserve Account was fully funded, however if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Note A" of the financial statements.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of $258,000 for the year ended December 31, 1996, compared to a net loss of $93,000 for the year ended December 31, 1995 (see "Note C" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The increase in net income was primarily attributable to a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to the reduction of legal fees which were unusually high during 1995 due to the lawsuit disclosed in "Item 3. Legal Proceedings," as well as a decrease in professional fees in connection with the partnership's required responses to certain tender offers made during 1995.

The Partnership recorded a casualty loss in 1995 resulting from a fire at Parktown Apartments which affected a building roof and the interiors of four units. The damage resulted in a loss of $15,000 arising from proceeds from the Partnership's insurance carrier of approximately $38,000 which did not cover the cost of the property and expenses to replace the roof and interiors damaged.

Included in maintenance expense is approximately $255,000 of major repairs and maintenance comprised primarily of major landscaping expenses, gutter repairs, exterior building repairs, parking lot repairs and exterior painting costs.

Investment properties consisting of three apartment complexes, are stated at cost. Prior to the fourth quarter of 1995, costs of apartment properties that were permanently impaired were written down to appraised value. The Corporate General Partner relied on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances, the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly used are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which was stated on the books of the Partnership above the estimated value given in the appraisal was written down to the estimated value given by the appraiser. The appraiser assumed a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value was considered to be permanent by the Corporate General Partner.

During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material. For the year ended December 31, 1996, no adjustments for value impairments were necessary.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership held unrestricted cash of $2,223,000 compared to $2,280,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of increased rental income and reduced administrative expenses. Net cash used in investing activities increased primarily due to increased property improvements at Parktown Apartments. Net cash used in financing activities decreased due to the Partnership making lesser distributions in 1996 as compared to 1995.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. The Corporate General Partner is currently evaluating the necessity of the replacement or repair of water and sewer lines at Parktown due to possible underground leaks. These capital expenditures and maintenance expenses will be incurred only if cash is available.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of approximately $8,738,000, net of discount, is amortized over 257 months as previously disclosed in "Item 2. Description of Properties." In addition, the mortgage notes require balloon payments on November 15, 2002, at which time the individual properties will either be sold or refinanced. Cash distributions of $500,000 were paid during the year ended December 31, 1996. During the year ended December 31, 1995, distributions totaling $600,000 were paid. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. As of December 31, 1996, the Reserve Account was fully funded, however if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Note A" of the financial statements.


ITEM 7. FINANCIAL STATEMENTS

SHELTER PROPERTIES II LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



Report of Independent Auditors

Balance Sheet--December 31, 1996

Statements of Operations--Years ended December 31, 1996 and 1995

Statements of Changes in Partners' Capital (Deficit)--Years ended
December 31, 1996 and 1995

Statements of Cash Flows--Years ended December 31, 1996 and 1995

Notes to Financial Statements





                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties II Limited Partnership


We have audited the accompanying balance sheet of Shelter Properties II Limited Partnership as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                      /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 25, 1997


                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                                  BALANCE SHEET


                                December 31, 1996
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents:
       Unrestricted                                               $ 2,223
       Restricted--tenant security deposits                           148
  Accounts receivable                                                  19
  Escrow for taxes                                                    234
  Restricted escrows                                                  903
  Other assets                                                        244
  Investment properties: (Note B & E)
       Land                                             $  1,814
       Buildings and related personal property            22,682
                                                          24,496
       Less accumulated depreciation                     (15,043)   9,453

                                                                  $13,224

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                $   157
  Tenant security deposits                                            149
  Accrued taxes                                                       222
  Other liabilities                                                   190
  Mortgage notes payable (Note B)                                   8,738

Partners' Capital (Deficit)
  General partners                                     $   (110)
  Limited partners (27,500 units
       issued and outstanding)                             3,878    3,768

                                                                  $13,224

                  See Accompanying Notes to Financial Statements

                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,
                                                       1996          1995

Revenues:
 Rental income                                      $ 5,139        $ 5,000
 Other income                                           370            365
   Total revenues                                     5,509          5,365

Expenses:
 Operating                                            1,920          1,894
 General and administrative                             176            337
 Maintenance                                            863            933
 Depreciation                                         1,087          1,090
 Interest                                               813            826
 Property taxes                                         392            363
   Total expenses                                     5,251          5,443

Casualty loss (Note G)                                   --            (15)

   Net income (loss) (Note C)                       $   258        $   (93)

Net income (loss) allocated to general
  partners (1%)                                    $     3         $    (1)
Net income (loss) allocated to limited
  partners (99%)                                       255             (92)
                                                   $   258         $   (93)

Net income (loss) per limited partnership unit     $  9.27         $ (3.37)

                  See Accompanying Notes to Financial Statements


                         SHELTER PROPERTIES II LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                           (in thousands, except unit data)


                                 Limited
                               Partnership  General       Limited
                                  Units     Partners      Partners       Total

Original capital contributions    27,500     $     2      $27,500       $27,502

Partners' capital (deficit) at
  December 31, 1994               27,500     $  (106)     $ 4,809       $ 4,703

Partners' distributions paid          --          (6)        (594)         (600)

Net loss for the year ended
  December 31, 1995                   --          (1)         (92)          (93)

Partners' capital (deficit) at
  December 31, 1995               27,500        (113)       4,123         4,010

Distributions to Partners             --          --         (500)         (500)

Net income for the year ended
  December 31, 1996                   --           3          255           258

Partners' capital (deficit) at
  December 31, 1996               27,500     $  (110)     $ 3,878       $ 3,768

                       See Accompanying Notes to Financial Statements


                      SHELTER PROPERTIES II LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                           Years Ended December 31,
                                                              1996             1995
Cash flows from operating activities:
  Net income (loss)                                         $  258           $  (93)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                             1,087            1,090
    Amortization of discounts and loan costs                   105              102
    Casualty loss                                               --               15
    Change in accounts:
      Restricted cash                                            4              (10)
      Accounts receivable                                       (2)              (6)
      Escrows for taxes                                        (28)            (102)
      Other assets                                              (2)              (6)
      Accounts payable                                        (109)             140
      Tenant security deposit liabilities                       (4)               8
      Accrued taxes                                             60               77
      Other liabilities                                        (81)             (32)

       Net cash provided by operating activities             1,288            1,183

Cash flows from investing activities:
  Property improvements and replacements                      (620)            (463)
  Deposits to restricted escrows                               (38)             (57)
  Receipts from restricted escrows                              52               55
  Insurance proceeds from property damage                       --                8

       Net cash used in investing activities                  (606)            (457)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (239)            (221)
  Distributions to partners                                   (500)            (600)

       Net cash used in financing activities                  (739)            (821)

Net decrease in cash and cash equivalents                     (57)              (95)

Cash and cash equivalents at beginning of period            2,280             2,375

Cash and cash equivalents at end of period                  $2,223           $2,280

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  710           $  726

                 See Accompanying Notes to Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:   Shelter Properties II Limited Partnership (the "Partnership")
was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2020. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates three apartment properties located in the South and Southwest. At December 31, 1996, affiliates of Insignia own 6,211 units of the Partnership.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash from (used by) operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                      1996           1995
                                                         (in thousands)
Net cash provided by operating activities           $1,288          $1,183
 Property improvements and replacements               (620)           (463)
 Payments on mortgage notes payable                   (239)           (221)
 Changes in reserves for net operating
     liabilities                                       162             (69)
 Change in restricted escrows, net                      14              (2)
 Insurance proceeds from property damage                --               8
 Additional reserves                                  (605)           (450)

     Net cash used in operations                    $   --          $  (14)

In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $605,000 and $450,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the year ended December 31, 1996, the Corporate General Partner made a distribution of $500,000 from cash attributable to prior years debt refinancing proceeds.

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

Undistributed Net Proceeds from Refinancing: At December 31, 1996, net proceeds from refinancings of approximately $248,000 remained undistributed. Also, at December 31, 1996, undistributed sales proceeds from a prior year sale of an apartment property amounted to approximately $166,000, of which $58,000 is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital (deficit) for 1996 and 1995 were allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit for 1996 and 1995 was computed as 99% of net income
(loss) divided by 27,500 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.

Per the partnership agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 1996 was $162,000 and the decrease in 1995 was $69,000, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrows for taxes, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Reserve Account - In connection with the refinancing in 1992, a general Reserve Account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the accounts equal $1,000 per apartment unit or $853,000 in total. The balance at December 31, 1996, is approximately $882,000, which includes interest earned on these funds.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $51,000 and $59,000 for the years ended December 31, 1996 and 1995, respectively.

Loan Costs: Loan costs of approximately $393,000, less accumulated amortization of approximately $160,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and cash equivalents: The Partnership considers only unrestricted cash to be cash. Unrestricted cash includes cash on hand and in banks, and Certificates of Deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Properties: Investment properties consisting of three apartment complexes, are stated at cost. Prior to the fourth quarter of 1995, costs of apartment properties that were permanently impaired were written down to appraised value. The Corporate General Partner relied on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances, the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly used are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which was stated on the books of the Partnership above the estimated value given in the appraisal was written down to the estimated value given by the appraiser. The appraiser assumed a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value was considered to be permanent by the Corporate General Partner.

During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material. For the year ended December 31, 1996, no adjustments for value impairments were necessary.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

NOTE B - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

The principal terms of mortgage notes payables are as follows:



                Principal    Monthly                             Principal
                Balance At   Payment        Stated                Balance
               December 31, Including      Interest  Maturity      Due At
Property           1996      Interest        Rate      Date       Maturity

Parktown
 1st mortgage     $3,209      $ 28          7.60%    11/15/02      $2,552
 2nd mortgage        109         1          7.60     11/15/02         109
Raintree
 1st mortgage      1,424        12          7.60     11/15/02       1,133
 2nd mortgage         48        --(a)       7.60     11/15/02          48
Signal Pointe
 1st mortgage      4,254        37          7.60     11/15/02       3,383
 2nd mortgage        145         1          7.60     11/15/02         145
                   9,189        79
Less unamortized
  present value     (451)
  discounts

Total             $8,738



(a) Monthly interest only payments are less than $1,000.

The estimated fair values of the Partnership's aggregate debt approximates its carrying value. This estimation is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced in 1992, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $700,000 and is being amortized as a loan discount using the interest method over the life of the loans. The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996 are as follows:

               1997                                      258
               1998                                      278
               1999                                      300
               2000                                      323
               2001                                      349
          Thereafter                                   7,681
                                                      $9,189



NOTE C - INCOME TAXES
(dollar amounts in thousands, except per unit data)

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss).


                                       1996               1995

Net income (loss) as reported        $  258            $   (93)
Add (deduct)
  Amortization of present
    value discounts                      (5)                (7)
  Depreciation differences               78               (376)
  Change in prepaid rental              (37)               (63)
  Other                                 (56)                 1
  Casualty loss                          --                 56

Federal taxable income (loss)        $  238            $  (482)

Federal taxable income (loss)
per limited partnership unit         $ 8.57            $(17.37)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1996:


  Net assets as reported                                 $ 3,768
    Buildings and land                                     2,672
    Accumulated depreciation                              (6,984)
    Syndication fees                                       3,111
    Other                                                     69
         Net assets - tax basis                          $ 2,636


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

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

                                                      1996          1995
                                                         (in thousands)
    Property management fees                         $ 269          $ 263
    Reimbursement for services of affiliates           123             98
    Due to general partners                             58             58


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



NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION


Apartment Properties
                                                      Initial Cost
                                                     To Partnership
                                                                      Cost
                                                    Buildings      Capitalized
                                                    and Related     (Removed)
                                                     Personal     Subsequent to
Description                 Encumbrances    Land     Property      Acquisition

Parktown Townhouses
 Deer Park, TX                 $ 3,318    $ 1,095      $ 5,329      $ 2,972

Raintree Apartments
 Anderson, SC                    1,472        184        3,184          620

Signal Pointe Apartments
 Winter Park, FL                 4,399        536        8,062        2,515

Totals                         $ 9,189    $ 1,815      $16,575      $ 6,107


                         Gross Amount At Which Carried
                                At December 31, 1996
                                     Buildings
                                    And Related
                                     Personal              Accumulated       Date of         Date          Depreciable
Description               Land       Property     Total    Depreciation    Construction    Acquired        Life-Years
Parktown Townhouses     $ 1,095      $ 8,301     $ 9,396     $ 5,725           1969         03/01/81          5-35

Raintree Apartments         184        3,804       3,988       2,486        1972-1974       04/30/81          5-38

Signal Pointe               535       10,577      11,112       6,832           1970         06/30/81          5-37

   Totals               $ 1,814      $22,682     $24,496     $15,043



Reconciliation of "Real Estate and Accumulated Depreciation":


                                               Years Ended December 31,
                                                 1996              1995
Investment Properties
Balance at beginning of year                  $23,876           $23,494
  Property improvements                           620               463
  Disposals of property                            --               (81)
Balance at End of Year                        $24,496           $23,876

Accumulated Depreciation
Balance at beginning of year                  $13,956           $12,924
  Additions charged to expense                  1,087             1,090
  Disposals of property                            --               (58)
Balance at End of Year                        $15,043           $13,956


The aggregate cost of the real estate for Federal income tax purposes is approximately $27,168,000 and $26,548,000 at December 31, 1996 and 1995,
respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $22,027,000 and $21,018,000 at December 31, 1996 and 1995, respectively.

NOTE F - CONTINGENCIES

Tender Offer Litigation: The Corporate General Partner previously owned 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 6,026 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the Shelter Properties Partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the Shelter Properties Partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the Shelter Properties Partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the Shelter Properties Partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser of which approximately $640,000 is the Partnership's portion; waiver by the Shelter Properties Partnerships' general partners of any
right to certain proceeds from a sale   or refinancing of the Shelter
Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

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

NOTE G - CASUALTY LOSS

The Partnership recorded a casualty loss in 1995 resulting from a fire at Parktown Townhouses which damaged a building roof and interiors of four units. The damage resulted in a loss of $15,000 arising from proceeds from the Partnership's insurance carrier of $38,000 which did not cover the cost of replacing the roof and interiors damaged.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty II Corporation are set forth below. There are no family relationships between or among any officers or directors.

     Name                       Age            Position

William H. Jarrard, Jr.         50             President and Director

Ronald Uretta                   41             Vice President and Treasurer

John K. Lines                   37             Vice President and Secretary

Kelley M. Buechler              39             Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In August 1994, Mr. Lines became Vice President and Secretary.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1994. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, Mr. Uretta has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as Chief Financial Officer and Controller of MAG.

John K. Lines has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U.S. Shelter.

Insignia Commercial Group, Inc. ("ICG"), Insignia Financial Group, Inc. ("IFG") and Shelter Properties II Acquisition LLC reported three, three and one transactions, respectively, as of December 31, 1996, on a Form 5 filed in January 1997, with respect to the entities purchases of Units of Limited Partners Interest of the Partnership. Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of his status as an affiliate of ICG and IFG, through which he may be deemed to be a beneficial owner of the securities owned by such entities.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of January 1, 1997.


                                              Number
Group/Entity                                 of Units           Percentage

Insignia affiliates                           6,211               22.59%
High River Limited Partnership                2,857               10.39%


The Insignia affiliates units above are held by Insignia Properties, L.P. who hold 6,101 units (22.19% of outstanding units) and other affiliated entities who hold nominal amounts of units.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received, collectively, $6,000 as their pro-rata share of the distribution made during 1995. Distributions in the amount of approximately $1,800 relating to the 100 LP units required to be held by the General Partner were made to the Individual and Corporate General Partners during the year ended December 31, 1996. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1996, Insignia Residential Group, L.P. received approximately $269,000 in fees for property management.

For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading "CONFLICTS OF INTEREST - Property Management Services".

For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note D of the financial statements included as part of this report.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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


                                  Date: March 26, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date: March 26, 1997
William H. Jarrard, Jr.
President and Director



/s/Ronald Uretta                         Date: March 26, 1997
Ronald Uretta
Vice President and Treasurer
Principal Financial
Officer and Principal
Accounting Officer


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