Form 10QSB
period 1997-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1997-05-13
CIK 319723

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


                For the quarterly period ended March 31, 1997

                                      or

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

                                BALANCE SHEET
                       (in thousands, except unit data)
                                 (Unaudited)

                                March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                              $ 2,190
     Restricted--tenant security deposits                          141
  Accounts receivable                                                7
  Escrows for taxes                                                162
  Restricted escrows                                               912
  Other assets                                                     234
  Investment properties:
    Land                                       $  1,814
    Buildings and related personal property      22,855
                                                 24,669
    Less accumulated depreciation               (15,293)         9,376

                                                               $13,022

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                             $    53
  Tenant security deposits                                         141
  Accrued taxes                                                    103
  Other liabilities                                                183
  Mortgage notes payable                                         8,692

Partners' Capital (Deficit)
  General partners                             $   (109)
     Limited partners (27,500 units
       issued and outstanding)                    3,959          3,850

                                                               $13,022
                See Accompanying Notes to Financial Statements

b)                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                    (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        1997              1996
Revenues:
 Rental income                                         $1,294            $ 1,289
 Other income                                              80                 90
    Total revenues                                      1,374              1,379

Expenses:
 Operating                                                466                452
 General and administrative                                44                 48
 Maintenance                                              225                150
 Depreciation                                             250                266
 Interest                                                 201                205
 Property taxes                                           106                 96
    Total expenses                                      1,292              1,217

 Net income                                            $   82            $   162

Net income allocated to general
  partners (1%)                                        $    1            $     2
Net income allocated to limited
  partners (99%)                                           81                160

                                                       $   82            $   162

Net income per limited partnership unit                $ 2.95            $  5.81

                See Accompanying Notes to Financial Statements

c)                      SHELTER PROPERTIES II LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                       (Unaudited)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partners      Partners         Total
Original capital contributions      27,500      $      2      $ 27,500       $ 27,502

Partners' capital (deficit)
  at December 31, 1996              27,500      $   (110)     $  3,878       $  3,768

Net income for the three
  months ended March 31, 1997           --             1            81             82

Partners' capital (deficit)
  at March 31, 1997                 27,500      $   (109)     $  3,959       $  3,850

                      See Accompanying Notes to Financial Statements

d)                    SHELTER PROPERTIES II LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1997           1996
Cash flows from operating activities:
  Net income                                               $   82         $  162
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              250            266
    Amortization of discounts and loan costs                   27             26
    Change in accounts:
      Restricted cash                                           7             (1)
      Accounts receivable                                      12             (2)
      Escrows for taxes                                        72             50
      Accounts payable                                       (104)          (210)
      Tenant security deposit liabilities                      (8)            --
      Accrued taxes                                          (119)           (66)
      Other liabilities                                        (7)           (36)

         Net cash provided by operating activities            212            189

Cash flows from investing activities:
  Property improvements and replacements                     (173)           (55)
  Deposits to restricted escrows                              (10)           (12)
  Receipts from restricted escrows                             --              5

        Net cash used in investing activities                (183)           (62)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (62)           (58)

         Net cash used in financing activities                (62)           (58)

Net increase (decrease) in cash                               (33)            69

Cash and cash equivalents at beginning of period            2,223          2,280
Cash and cash equivalents at end of period                 $2,190         $2,349

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  174         $  179

                     See Accompanying Notes to Financial Statements

e)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Cash and Cash Equivalents:

Unrestricted - Unrestricted cash includes cash on hand and in banks, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on its rental payments.


NOTE B - RECONCILIATION OF CASH FLOWS
(dollar amounts in thousands)

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


                                                    Three Months Ended
                                                        March 31,
                                                   1997           1996

Net cash provided by operating activities         $ 212         $  189
  Payments on mortgage notes payable                (62)           (58)
  Property improvements and replacements           (173)           (55)
  Change in restricted escrows, net                 (10)            (7)
  Changes in reserves for net operating
   liabilities                                      147            265
  Additional reserves                              (115)          (340)

      Net cash used in operations                 $  (1)        $   (6)

In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $115,000 and $340,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. ("Insignia") and certain of its affiliates in 1997 and 1996 are as follows:


                                                     Three Months Ended
                                                          March 31,
                                                       (in thousands)
                                                   1997              1996

Property management fees                           $ 67              $ 66
Reimbursement for services of affiliates             30                30
Due to general partners                              58                58



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                        Average
                                                       Occupancy
Property                                            1997       1996
Parktown Townhouses
   Deer Park, Texas                                  95%      96%

Raintree Apartments
   Anderson, South Carolina                          88%      95%

Signal Pointe Apartments
   Winter Park, Florida                              96%      95%


The Corporate General Partner attributes the decrease in occupancy at Raintree Apartments to the decline in three bedroom apartment rentals resulting from increased purchases of new single-family homes in the area.

The Partnership realized net income for the three months ended March 31, 1997, of $82,000 compared to $162,000 for the corresponding period of 1996. The decrease in net income is primarily attributable to an increase in maintenance expenses. Maintenance expense increased due to an exterior rehab project started at Parktown Townhouses during 1996. This project was necessary to improve the appearance of the Parktown Townhomes. The repairs and improvements made to this property during 1997 include exterior painting, gutter repairs and landscaping.

Included in maintenance expense is approximately $86,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior painting and other exterior building improvements.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no assurance that the Corporate General Partner will be able to sustain this plan.

At March 31, 1997, the Partnership held unrestricted cash of $2,190,000 compared to $2,349,000 at March 31, 1996. Net cash provided by operating activities increased primarily as a result of significantly reduced payments of trade payables during the first quarter of 1997 compared to the corresponding period of 1996. Net cash used in investing activities increased due to increased property improvements at Parktown Townhomes including primarily gutter and roof replacements. Net cash used in financing activities increased due to increased principal payments on the mortgage notes.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of approximately $8,692,000, net of discount, is amortized over 257 months. In addition, the mortgage notes require balloon payments on November 15, 2002, at which time the individual properties will either be sold or refinanced. No cash distributions were made during the three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. As of March 31, 1997, the Reserve Account was fully funded, however if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account.



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:


          None filed during the quarter ended March 31, 1997.


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



                             SHELTER PROPERTIES II LIMITED PARTNERSHIP

                             By: Shelter Realty II Corporation
                                 Corporate General Partner



                             By:/s/ William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director




                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer
                                (Principal Financial Officer
                                and Principal Accounting Officer)



                             Date: May 12, 1997