Form 10QSB
period 1997-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1997-07-29
CIK 319723

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


                 For the quarterly period ended June 30, 1997

                                      or

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

                                   June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                               $  2,367
     Restricted--tenant security deposits                            142
  Accounts receivable                                                 15
  Escrow for taxes                                                   254
  Restricted escrows                                                 922
  Other assets                                                       267
  Investment properties:
     Land                                       $  1,814
     Buildings and related personal property      22,980
                                                  24,794
     Less accumulated depreciation               (15,547)          9,247

                                                                $ 13,214

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                              $     43
  Tenant security deposits                                           142
  Accrued taxes                                                      207
  Other liabilities                                                  192
  Mortgage notes payable                                           8,645

Partners' Capital (Deficit)
  General partners                              $   (108)
  Limited partners (27,500 units
     issued and outstanding)                       4,093           3,985

                                                                $ 13,214

                   See Accompanying Notes to Financial Statements

b)                       SHELTER PROPERTIES II LIMITED PARTNERSHIP
                                  STATEMENTS OF OPERATIONS
                              (in thousands, except unit data)
                                        (Unaudited)

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1997          1996           1997           1996
Revenues:
  Rental income                 $  1,341      $  1,297        $  2,635       $  2,586
  Other income                        78            96             158            186
     Total revenues                1,419         1,393           2,793          2,772

Expenses:
  Operating                          493           492             959            944
  General and administrative          49            48              93             96
  Maintenance                        179           173             404            323
  Depreciation                       254           269             504            535
  Interest                           200           204             401            409
  Property taxes                     104            97             210            193
     Total expenses                1,279         1,283           2,571          2,500

     Net income                 $    140      $    110       $     222      $     272

Net income allocated
  to general partners (1%)      $      1      $      1       $       2      $       3
Net income allocated
  to limited partners (99%)          139           109             220            269

    Net income                  $    140      $    110       $     222      $     272

Net income per limited
  partnership unit              $   5.05      $   3.96       $    8.00      $    9.78

                 See Accompanying Notes to Financial Statements

c)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)

                                    Limited
                                  Partnership     General        Limited
                                     Units        Partners      Partners         Total
Original capital contributions      27,500      $      2     $   27,500      $  27,502

Partners' (deficit) capital
  at December 31, 1996              27,500      $   (110)    $    3,878      $   3,768

Distributions to partners                             --             (5)            (5)

Net income for the six
  months ended June 30, 1997                           2            220            222

Partners' (deficit) capital
  at June 30, 1997                  27,500      $   (108)    $    4,093      $   3,985

                      See Accompanying Notes to Financial Statements

d)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                              1997           1996
Cash flows from operating activities:
  Net income                                             $    222       $    272
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                              504            535
    Amortization of discounts and loan costs                   54             52
    Change in accounts:
      Restricted cash                                           7              3
      Accounts receivable                                       4             (6)
      Escrows for taxes                                       (20)           (45)
      Other assets                                            (43)            --
      Accounts payable                                       (113)          (191)
      Tenant security deposit liabilities                      (7)            (4)
      Accrued taxes                                           (16)            32
      Other liabilities                                         1             14

         Net cash provided by operating activities            593            662

Cash flows from investing activities:
  Property improvements and replacements                     (299)          (126)
  Deposits to restricted escrows                              (19)           (21)
  Receipts from restricted escrows                             --             25

         Net cash used in investing activities               (318)          (122)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (126)          (117)
  Distributions to partners                                    (5)          (500)

         Net cash used in financing activities               (131)          (617)

Net increase (decrease) in unrestricted cash and
   cash equivalents                                           144            (77)
Unrestricted cash and cash equivalents
   at beginning of period                                   2,223          2,280
Unrestricted cash and cash equivalents
   at end of period                                    $    2,367     $    2,203

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $      347     $      356

                   See Accompanying Notes to Financial Statements

e)                  SHELTER PROPERTIES II LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

                                                    Six Months Ended
                                                        June 30,
                                                     (in thousands)
                                                   1997             1996

Net cash provided by operating activities       $   593          $   662
  Payments on mortgage notes payable               (126)            (117)
  Property improvements and replacements           (299)            (126)
  Change in restricted escrows, net                 (19)               4
  Changes in reserves for net operating
   liabilities                                      187              197
  Additional reserves                              (336)            (625)

      Net cash used in operations               $    --          $    (5)


In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $336,000 and $625,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates in 1997 and 1996:


                                                     Six Months Ended
                                                         June 30,
                                                      (in thousands)
                                                  1997                1996

Property management fees                        $  136             $  135
Reimbursement for services of affiliates            70                 59

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
Property                                          1997         1996

Parktown Townhouses
   Deer Park, Texas                                95%         96%

Raintree Apartments
   Anderson, South Carolina                        91%         96%

Signal Pointe Apartments
   Winter Park, Florida                            96%         95%

The decrease in occupancy at Raintree Apartments is due to tenants vacating the property to purchase homes. This property is located in a favorable housing market.

The Partnership's net income for the six months ended June 30, 1997, was approximately $222,000 with $140,000 of this income being attributable to the second quarter. The Partnership reported net income of approximately $272,000 and approximately $110,000 for the corresponding periods in 1996. Net income for the six months ended June 30, 1997 decreased primarily due to an increase in maintenance expenses.

The increased maintenance expense is a result of an exterior rehabilitation project started at Parktown Townhouses during 1996. This project was necessary to improve the appearance of the property. The repairs and improvements made to this property during 1997 include exterior painting, gutter repairs and landscaping.

Included in maintenance expense for the six months ended June 30, 1997, is approximately $128,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior painting and other exterior building improvements. Included in maintenance expense for the six months ended June 30, 1996, is approximately $88,000 of major repairs and maintenance comprised primarily of exterior and interior building improvements and major landscaping.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $2,367,000 compared to $2,203,000 at June 30, 1996. Net cash provided by operating activities decreased primarily as a result of the decrease in net income as discussed above. Also contributing to the decrease in net cash provided by operating activities was the prepayment of a portion of the annual insurance premiums. Net cash used in investing activities increased due to the increase in property improvements and replacements, primarily at Parktown Townhouse. Net cash used in financing activities decreased due to the Partnership making a lesser distribution in 1997 as compared to 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,645,000, net of discount, is amortized over 257 months. In addition, the mortgage notes require balloon payments of $7,370,000 on November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Managing General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. A cash distribution of $5,000 was paid to the South Carolina tax department on behalf of the limited partners during the six months ended June 30, 1997. During the six months ended June 30, 1996, distributions totaling $500,000 were declared and paid. As of June 30, 1997, the Reserve Account was fully funded; however, if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note agreement) into the Reserve Account.


                           PART II - OTHER INFORMATION


ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1997.




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



                             SHELTER PROPERTIES II LIMITED PARTNERSHIP

                             By: Shelter Realty II Corporation
                                 Corporate General Partner



                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                             Date: July 29, 1997