Form 10QSB
period 1997-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1997-11-04
CIK 319723

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                   U. S. Securities and  Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                $   1,664
     Restricted--tenant security deposits                              137
  Accounts receivable                                                   20
  Escrow for taxes                                                     340
  Restricted escrows                                                   932
  Other assets                                                         249
  Investment properties:
     Land                                         $  1,814
     Buildings and related personal property        22,904
                                                    24,718
     Less accumulated depreciation                 (15,734)          8,984

                                                                 $  12,326

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                               $      48
  Tenant security deposits                                             137
  Accrued taxes                                                        310
  Other liabilities                                                    212
  Mortgage notes payable                                             8,598
Partners' (Deficit) Capital
  General partners                                $   (117)
  Limited partners (27,500 units
     issued and outstanding)                         3,138          3,021

                                                                 $ 12,326

                 See Accompanying Notes to Financial Statements

b)                SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                      1997        1996        1997        1996
Revenues:
  Rental income                     $  1,373   $  1,293    $  4,008    $  3,879
  Other income                            85         93         243         279
     Total revenues                    1,458      1,386       4,251       4,158

Expenses:
  Operating                              528        473       1,487       1,417
  General and administrative              48         37         141         133
  Maintenance                            182        235         586         558
  Depreciation                           267        274         771         809
  Interest                               199        202         600         611
  Property taxes                         103         96         313         289
     Total expenses                    1,327      1,317       3,898       3,817

Loss on disposal of property             (95)        --         (95)         --

     Net income                     $     36   $     69   $     258   $     341

Net income allocated
  to general partners (1%)          $     --   $      1   $       3   $       3
Net income allocated
  to limited partners (99%)               36         68         255         338

      Net income                    $     36         69    $    258    $    341
Net income per limited
  partnership unit                  $   1.31   $   2.47    $   9.27    $  12.29

                 See Accompanying Notes to Financial Statements


c)                      SHELTER PROPERTIES II LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)
                                       (Unaudited)




                                   Limited
                                 Partnership  General     Limited
                                    Units     Partners    Partners     Total

Original capital contributions      27,500   $      2      $27,500     $27,502

Partners' (deficit) capital
  at December 31, 1996              27,500   $   (110)     $ 3,878     $ 3,768

Distributions to partners               --        (10)        (995)     (1,005)

Net income for the nine months
  ended September 30, 1997              --          3          255         258

Partners' (deficit) capital
  at September 30, 1997             27,500   $   (117)     $ 3,138     $ 3,021

                 See Accompanying Notes to Financial Statements

d)                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                           Nine Months Ended
                                                             September 30,
                                                           1997        1996

Cash flows from operating activities:
  Net income                                             $    258    $    341
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              771         809
    Amortization of discounts and loan costs                   81          78
    Loss on disposal of property                               95          --
    Change in accounts:
      Restricted cash                                          11           1
      Accounts receivable                                      (1)        (17)
      Escrows for taxes                                      (106)       (140)
      Other assets                                            (35)         --
      Accounts payable                                       (109)       (199)
      Tenant security deposit liabilities                     (12)         (1)
      Accrued taxes                                            88         127
      Other liabilities                                        22         (16)

         Net cash provided by operating activities          1,063         983

Cash flows from investing activities:
  Property improvements and replacements                     (397)       (221)
  Deposits to restricted escrows                              (29)        (29)
  Receipts from restricted escrows                             --          49

         Net cash used in investing activities               (426)       (201)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (191)       (177)
  Distributions to partners                                (1,005)       (500)

         Net cash used in financing activities             (1,196)       (677)


Net (decrease) increase in unrestricted cash and
    cash equivalents                                         (559)        105

Unrestricted cash and cash equivalents at beginning
    of period                                               2,223       2,280
Unrestricted cash and cash equivalents at end
    of period                                           $   1,664   $   2,385

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $     519   $     533

                 See Accompanying Notes to Financial Statements

e)                SHELTER PROPERTIES II LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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


                                                    Nine Months Ended
                                                      September 30,
                                                      (in thousands)
                                                   1997           1996

Net cash provided by operating activities       $  1,063       $   983
  Payments on mortgage notes payable                (191)         (177)
  Property improvements and replacements            (397)         (221)
  Change in restricted escrows, net                  (29)           20
  Changes in reserves for net operating
   liabilities                                       142           245
  Additional reserves                               (588)       (1,115)

      Net cash used in operations               $     --       $  (265)


For the nine months ended September 30, 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $588,000 and $1,115,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

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


                                                  Nine Months Ended
                                                    September 30,
                                                   (in thousands)
                                                  1997         1996

Property management fees                        $  207      $  202
Reimbursement for services of affiliates
  (including $12,000 and $3,000 of
  construction oversight costs for the nine
  months ended September 30, 1997 and 1996,
  respectively)                                    103          72
Due to general partners                             58          58

From January 1, 1996, through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" surbordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

NOTE D - DISTRIBUTIONS TO PARTNERS

During the third quarter of 1997, the Partnership declared and paid a cash distribution from operations in the amount of $1,005,000. Cash distributions totaling $500,000, attributable to prior years debt refinancing proceeds, were declared and paid during the nine months ended September 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                  Average
                                                 Occupancy
Property                                      1997       1996

Parktown Townhouses
   Deer Park, Texas                            96%        96%

Raintree Apartments
   Anderson, South Carolina                    92%        96%

Signal Pointe Apartments
   Winter Park, Florida                        96%        95%

Occupancy at Raintree Apartments decreased as a result of new construction in the Anderson, South Carolina market and an increase in new home purchases by prospective tenants.

The Partnership's net income for the nine months ended September 30, 1997 was approximately $258,000 compared to net income of approximately $341,000 for the nine months ended September 30, 1996. Net income for the three months ended September 30, 1997, was approximately $36,000 compared to $69,000 for the three month period ended September 30, 1996.

The decrease in net income for the three and nine months ended September 30, 1997, compared to the same period in 1996, can be attributed to a decrease in other income, increases in operating expense and maintenance expense and a loss on disposal of property. Other income decreased primarily due to a decrease in corporate rental revenue at Raintree Apartments. Corporate rental revenue decreased because the company leasing the corporate units did not take the furnished package, thus reducing revenue for the units. The increase in operating expenses for the three and nine months ended September 30, 1997, compared to the same period in 1996 is primarily due to increases in water and sewer utilities at Parktown Townhouses and an increase in rental concessions at Signal Pointe Apartments. The increase in maintenance expenses for the nine month period in 1997, compared to 1996, can be attributed to an exterior rehabilitation project started at Parktown Townhouses during 1996. This project was necessary to improve the appearance of the property. The repairs and improvements made to this property during 1997 include exterior painting, gutter repairs, and landscaping. However, maintenance expense decreased for the three months ended September 30, 1997, due to the completion of parking lot repairs at Signal Pointe Apartments in the third quarter of 1996. The loss on disposal of property resulted from a roof replacement at Parktown Townhouses. The replacement of the roof resulted in the write-off of the old roof that had not been fully depreciated at the time of replacement. Partially offsetting the decrease in net income for the three and nine months ended September 30, 1997, was an increase in rental revenue. Rental revenue increased as a result of rental rate increases at Raintree Apartments and Signal Pointe Apartments.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $145,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior painting and other exterior building improvements. Included in maintenance expense for the nine months ended September 30, 1996, is approximately $121,000 of major repairs and maintenance comprised primarily of parking lot repairs, exterior building improvements and major landscaping.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $1,664,000, compared to approximately $2,385,000 at September 30, 1996. Contributing to the increase in net cash provided by operating activities is a lesser increase in tax escrows, a lesser decrease in accounts payable and an increase in other liabilities. Net cash used in investing activities increased due to an increase in property improvements and replacements, primarily at Parktown Townhouses. Net cash used in financing activities increased due to an increase in distributions to partners.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. The Corporate General Partner is currently evaluating the necessity of the replacement or repair of water and sewer lines at Parktown Townhouses due to possible underground leaks. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,598,000, net of discount, is amortized over 257 months. In addition, the mortgage notes require balloon payments of $7,370,000 on November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. During the nine months ended September 30, 1997, distributions totaling $1,005,000 were declared and paid. During the nine months ended September 30, 1996, distributions totaling $500,000 were declared and paid. As of September 30, 1997, the Reserve Account was fully funded; however, if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note agreement) into the Reserve Account.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended September 30, 1997.


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

                           Date: November 4, 1997