Form 10KSB
period 1997-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1998-03-25
CIK 319723

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,684,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership's interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the partnership interests would not exceed $25,000,000.



                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Shelter Properties II Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. (the "Individual General Partner"), is effectively prohibited by the Partnership's Partnership Agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner, a wholly-owned subsidiary of Insignia Properties Trust, is an affiliate of Insignia Financial Group, Inc. ("Insignia").

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

The offering terminated on April 30, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. By June 30, 1981, the Registrant had invested or committed for investment approximately $21,000,000 of such proceeds in five existing apartment properties, thereby completing its acquisition program at the approximate expenditure level estimated in the Prospectus. Prior to December 31, 1997, the Partnership sold one property and lost one property to the lender through foreclosure.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia, the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                              Gross
                             Carrying  Accumulated                 Federal
Property                      Value    Depreciation  Rate  Method Tax Basis

Parktown Townhouses         $ 9,493     $ 6,097     5-35    S/L    $ 2,927
Raintree Apartments           4,047       2,648     5-38    S/L        527
Signal Pointe Apartments     11,266       7,251     5-37    S/L      1,809

Totals                      $24,806     $15,996                    $ 5,263


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                            Principal                                  Principal
                           Balance at    Stated                         Balance
                          December 31,  Interest    Period    Maturity   Due at
         Property             1997        Rate    Amortized     Date    Maturity

Parktown Townhouses
  1st mortgage              $ 3,116       7.60%      (1)      11/15/02   $2,552
  2nd mortgage                  109       7.60%      (1)      11/15/02      109
Raintree Apartments
  1st mortgage                1,383       7.60%      (1)      11/15/02    1,133
  2nd mortgage                   48       7.60%      (1)      11/15/02       48
Signal Pointe Apartments
  1st mortgage                4,131       7.60%      (1)      11/15/02    3,383
  2nd mortgage                  145       7.60%      (1)      11/15/02      145
                            $ 8,932
Less unamortized
     mortgage discounts        (383)

Total                       $ 8,549

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

Average annual rental rates per unit and occupancy for 1997 and 1996 for each property were:



                                Average Annual                 Average
                                  Rental Rates                Occupancy
           Property            1997          1996         1997         1996

 Parktown Townhouses          $7,722        $7,361         95%          95%
 Raintree Apartments           5,734         5,602         91%          94%
 Signal Pointe Apartments      6,200         5,958         96%          95%


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

Real estate taxes and rates in 1997 for each property were:

                                      1997            1997
                                     Billing          Rate
                                  (in thousands)

Parktown Townhouses                 $ 179            3.02%
Raintree Apartments                    74            3.84%
Signal Pointe Apartments              147            1.79%


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.
                                      PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, there was minimal trading of the Units in the secondary market. As of December 31, 1997, there were 1,780 holders of record owning an aggregate of 27,500 Units of which Insignia Properties, L.P., an affiliate of Insignia, owned 9,118 units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Cash distributions to the limited partners of $500,000 ($18.18 per unit), attributable to prior years debt refinancing proceeds, were declared and paid during the year ended December 31, 1996. Cash distributions of approximately $995,000 to the Limited Partners ($36.18 per unit) and $10,000 to the General Partners, attributable to operations, were declared and paid during the year ended December 31, 1997. The Partnership made a distribution to the partners of $750,000 subsequent to December 31, 1997, of which $356,000 is attributable to prior year's sale and refinancing proceeds and $394,000 is attributable to operations. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves. In addition, certain of the Partnership's mortgage notes require that reserves ("Reserve Account") be maintained for repairs, replacements and expenses of the Partnership. As of December 31, 1997, the Reserve Account was fully funded, however if it becomes necessary to draw upon these reserves, distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account as disclosed in "Item 7", "Note A" of the financial statements in.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements contained in "Item 7" and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $428,000 for the year ended December 31, 1997, compared to net income of approximately $258,000 for the year ended December 31, 1996. The increase in net income is attributable to an increase in rental revenues. There was also a decrease in operating expenses and depreciation expense; however, these decreases were slightly offset by a loss on disposal of property.

Rental revenues increased as a result of increased rental rates at all of the Partnership's investment properties. Occupancy remained stable at Parktown Townhouses and Signal Pointe Apartments; however, a decrease in occupancy at Raintree Apartments, partially offset the overall increase in rental revenues. Operating expenses decreased primarily as a result of fewer improvement projects at all of the Partnership's investment properties during 1997. At Parktown Townhouses, an exterior rehabilitation project to improve the property's appearance was started and substantially completed in 1996. This project was completed during 1997. This rehabilitation project included gutter repairs, exterior painting and landscaping. Additionally, Raintree Apartments and Signal Pointe Apartments, incurred expenses during 1996 relating to projects to improve the interior buildings and landscaping. Because these projects were completed during 1996, there were no additional related expenditures during 1997. Depreciation expense decreased due to certain assets becoming fully depreciated at the Partnership's investment properties. Offsetting the decreases in operating expenses and depreciation expense was a loss on disposal of property along with increases in advertising and rental expenses. The loss on disposal of property resulted from the replacement of roofs and the related write-off of the old roofs that had not been fully depreciated at the time of replacement. Advertising and rental expenses increased primarily as a result of an increase in rental concessions given in 1997 to the tenants of Raintree Apartments to encourage an increase in the occupancy rate.

Included in operating expenses for the year ended December 31, 1997 is approximately $165,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building repairs, parking lot repairs and gutter repairs. Included in operating expenses for 1996 was approximately $255,000 of major repairs and maintenance comprised primarily of major landscaping, gutter repairs, exterior building repairs, parking lot repairs and exterior painting.

The Corporate General Partner relies on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances, the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly used are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which was stated on the books of the Partnership above the estimated value given in the appraisal was written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value was considered to be permanent by the Corporate General Partner. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were necessary.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,993,000 compared to approximately $2,222,000 at December 31, 1996. For the year ended December 31, 1997, cash and cash equivalents decreased approximately $229,000 compared to a decrease of approximately $47,000 for the year ended December 31, 1996. Net cash provided by operating activities increased primarily as a result of an increase in net income as previously discussed. Also contributing to the increase in net cash provided by operating activities was a decrease in receivables and deposits and an increase in other liabilities, attributable to the timing of receipts and payments. Net cash used in investing activities decreased primarily due to a reduction in property improvements and replacements. Net cash used in financing activities increased due to an increase in distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,549,000, net of discount, is amortized over 257 months as previously disclosed in "Item 2. Description of Properties." In addition, the mortgage notes require balloon payments on November 15, 2002, at which time the individual properties will either be sold or refinanced. Cash distributions of $500,000 were paid during the year ended December 31, 1996. During the year ended December 31, 1997, distributions totaling approximately $1,005,000 were paid. The Partnership made a distribution to the partners of $750,000 subsequent to December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS


SHELTER PROPERTIES II LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors

Balance Sheet--December 31, 1997

Statements of Operations--Years ended December 31, 1997 and 1996

Statements of Changes in Partners' Capital (Deficit)--Years ended
 December 31, 1997 and 1996

Statements of Cash Flows--Years ended December 31, 1997 and 1996

Notes to Financial Statements








                Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties II Limited Partnership


We have audited the accompanying balance sheet of Shelter Properties II Limited Partnership at December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II Limited Partnership at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998,
except for Note F, as to which the date is March 17, 1998



                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                                 BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                       $  1,993
  Receivables and deposits                                             358
  Restricted escrows                                                   941
  Other assets                                                         229
  Investment properties: (Note B & E)
       Land                                        $   1,814
       Buildings and related personal property        22,992
                                                      24,806
       Less accumulated depreciation                 (15,996)        8,810

                                                                  $ 12,331

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                $     50
  Tenant security deposits                                             130
  Accrued taxes                                                        179
  Other liabilities                                                    232
  Mortgage notes payable (Note B)                                    8,549

Partners' Capital (Deficit)
  General partners                                 $    (116)
  Limited partners (27,500 units

       issued and outstanding)                         3,307         3,191


                                                                  $ 12,331

                  See Accompanying Notes to Financial Statements


                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,
                                                        1997            1996
Revenues:
 Rental income                                        $ 5,361         $ 5,139
 Other income                                             323             370
    Total revenues                                      5,684           5,509

Expenses:
 Operating                                              2,732           2,783
 General and administrative                               193             176
 Depreciation                                           1,033           1,087
 Interest                                                 798             813
 Property taxes                                           405             392
 Loss on disposal of property                              95              --
    Total expenses                                      5,256           5,251

   Net income                                         $   428         $   258

Net income allocated to general
  partners (1%)                                      $     4         $     3
Net income allocated to limited
  partners (99%)                                         424             255

                                                     $   428         $   258

Net income per limited partnership unit              $ 15.41         $  9.27

                  See Accompanying Notes to Financial Statements



                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership  General   Limited
                                     Units     Partners  Partners    Total

Original capital contributions      27,500     $     2    $27,500   $27,502

Partners' capital (deficit) at
  December 31, 1995                 27,500     $  (113)   $ 4,123   $ 4,010

Partners' distributions paid            --          --       (500)     (500)

Net income for the year ended
  December 31, 1996                     --           3        255       258

Partners' capital (deficit) at
  December 31, 1996                 27,500        (110)     3,878     3,768

Distributions to Partners               --         (10)      (995)   (1,005)

Net income for the year ended
  December 31, 1997                     --           4        424       428

Partners' capital (deficit) at

  December 31, 1997                 27,500     $  (116)   $ 3,307   $ 3,191

                 See Accompanying Notes to Financial Statements



                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                       Years Ended December 31,
                                                          1997         1996
Cash flows from operating activities:
  Net income                                            $   428     $   258
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                          1,033       1,087
    Amortization of discounts and loan costs                108         105
    Loss on disposal of property                             95          --
    Change in accounts:
      Receivables and deposits                               45         (18)
      Other assets                                          (25)         (2)
      Accounts payable                                     (107)        (51)
      Tenant security deposits                              (19)         (4)
      Accrued taxes                                         (43)         61
      Other liabilities                                      42        (138)

       Net cash provided by operating activities          1,557       1,298

Cash flows from investing activities:
  Property improvements and replacements                   (485)       (620)
  Deposits to restricted escrows, net of withdrawals        (39)         14

       Net cash used in investing activities               (524)       (606)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (257)       (239)
  Distributions to partners                              (1,005)       (500)

       Net cash used in financing activities             (1,262)       (739)

Net decrease in cash and cash equivalents                 (229)         (47)

Cash and cash equivalents at beginning of period          2,222       2,269

Cash and cash equivalents at end of period              $ 1,993     $ 2,222
Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   690     $   710

                 See Accompanying Notes to Financial Statements



                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:   Shelter Properties II Limited Partnership (the "Partnership')
was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. (the "Individual General Partner"), is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner, a wholly-owned subsidiary of Insignia Properties Trust, is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The Partnership Agreement terminates December 31, 2020. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates three apartment properties located in the South and Southwest. At December 31, 1997, affiliates of Insignia own 9,118 units of the Partnership.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash from (used by) operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                     1997            1996
                                                        (in thousands)
Net cash provided by operating activities         $  1,557        $ 1,298
 Property improvements and replacements               (485)          (620)
 Payments on mortgage notes payable                   (257)          (239)
 Changes in reserves for net operating
     liabilities                                       107            152
 Change in restricted escrows, net                     (39)            14
 Additional reserves                                  (489)          (605)

     Net cash from operations                     $    394        $    --


In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $489,000 and $605,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the year ended December 31, 1996, the Corporate General Partner made a distribution of $500,000 from cash attributable to prior years debt refinancing proceeds. During the year ended December 31, 1997, the Corporate General Partner made a distribution of $1,005,000 from operations.
The Partnership made a distribution to the partners of $750,000 subsequent to December 31, 1997.

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

Undistributed Net Proceeds from Refinancing: At December 31, 1997, net proceeds from refinancings of approximately $248,000 remained undistributed. Also, at December 31, 1997, undistributed sales proceeds from a prior year sale of an apartment property amounted to approximately $166,000, of which $58,000 is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. Subsequent to December 31, 1997, net proceeds from refinancings of approximately $248,000 and approximately $108,000 of prior sales proceeds were distributed to the limited partners.

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


All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital (deficit) for 1997 and 1996 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 1997 and 1996 was computed as 99% of net income divided by 27,500 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 1997 and 1996 was $107,000 and $152,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Reserve Account: In connection with the refinancing in 1992, a general Reserve Account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the accounts equal $1,000 per apartment unit or $853,000 in total. The balance at December 31, 1997, is approximately $920,000, which includes interest earned on these funds.


Escrows for Taxes: These escrows, totaling $206,000 at December 31, 1997, and included in receivables and deposits, are held by the Partnership and are designated for the payment of real estate taxes.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $62,000 and $51,000 for the years ended December 31, 1997 and 1996, respectively.

Loan Costs: Loan costs of approximately $393,000, less accumulated amortization of approximately $200,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were necessary.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

NOTE B - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

The principle terms of mortgage notes payables are as follows:

                             Principal    Monthly                     Principal
                             Balance at   Payment   Stated             Balance
                            December 31, Including Interest  Maturity   Due at
Property                        1997      Interest   Rate      Date    Maturity
Parktown Townhouses
 1st mortgage                 $3,116       $ 28      7.60%  11/15/02   $2,552
 2nd mortgage                    109          1      7.60%  11/15/02      109
Raintree Apartments
 1st mortgage                  1,383         12      7.60%  11/15/02    1,133
 2nd mortgage                     48         --(a)   7.60%  11/15/02       48
Signal Pointe Apartments
 1st mortgage                  4,131         37      7.60%  11/15/02    3,383
 2nd mortgage                    145          1      7.60%  11/15/02      145
                               8,932       $ 79
Less unamortized
  present value discounts       (383)

Total                         $8,549

(a) Monthly interest only payments are less than $1,000.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997 are as follows:


               1998                       $     278
               1999                             300
               2000                             323
               2001                             349
               2002                           7,682
                                          $   8,932

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):


                                           1997         1996

Net income as reported                   $  428       $  258
Add (deduct)
   Amortization of present
    value discounts                          (2)          (5)
  Depreciation differences                  671           78

  Change in prepaid rental                   37          (37)
  Other                                      15          (56)
  Loss on disposition of property            95           --

Federal taxable income                   $1,244       $  238

Federal taxable income
per limited partnership unit             $44.78       $ 8.57

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1997:



  Net assets as reported                                 $ 3,191
    Buildings and land                                     2,848
    Accumulated depreciation                              (6,395)
    Syndication fees                                       3,111
    Other                                                    134
         Net assets - tax basis                          $ 2,889

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner in 1997 and 1996 are as follows:

                                                     1997       1996
                                                      (in thousands)

    Property management fees (included in
       operating expenses)                          $ 278      $ 269
    Reimbursement for services of affiliates
       (included in investment properties,
       general administrative, and operating
       expenses)                                      137        123
    Due to general partners                            58         58

Included in reimbursements for services of affiliates is approximately $9,000 and $12,000 of reimbursements for construction oversight costs in 1997 and 1996, respectively.

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

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                               Initial Cost
                                              To Partnership
                                                                      Cost
                                                     Buildings    Capitalized
                                                    and Related    (Removed)
                                                      Personal   Subsequent to
Property                   Encumbrances    Land       Property    Acquisition
(in thousands)

Parktown Townhouses
 Deer Park, TX              $ 3,225      $ 1,095      $ 5,329     $ 3,069

Raintree Apartments
 Anderson, SC                 1,431          184        3,184         679

Signal Pointe Apartments
 Winter Park, FL              4,276          536        8,062       2,668

Totals                      $ 8,932      $ 1,815      $16,575     $ 6,416

                           Gross Amount At Which Carried
                                At December 31, 1997

                               Buildings
                              And Related
                                Personal         Accumulated     Date of       Date    Depreciable
Property                Land   Property   Total  Depreciation  Construction  Acquired  Life-Years
(amounts in thousands)
Parktown Townhouses   $ 1,095  $  8,398  $ 9,493   $ 6,097         1969     03/01/81      5-35

Raintree Apartments       184     3,863    4,047     2,648      1972-1974   04/30/81      5-38

Signal Pointe             535    10,731   11,266     7,251         1970     06/30/81      5-37
Apartments

   Totals             $ 1,814  $ 22,992  $24,806   $15,996

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                            Years Ended December 31,
                                               1997            1996
Investment Properties
Balance at beginning of year                $ 24,496        $ 23,876
  Property improvements                          485             620
  Disposals of property                         (175)             --
Balance at End of Year                      $ 24,806        $ 24,496

Accumulated Depreciation
Balance at beginning of year                $ 15,043        $ 13,956

  Additions charged to expense                 1,033           1,087
  Disposals of property                          (80)             --
Balance at End of Year                      $ 15,996        $ 15,043


The aggregate cost of the real estate for Federal income tax purposes is approximately $27,653,000 and $27,168,000 at December 31, 1997 and 1996,
respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $22,390,000 and $22,027,000 at December 31, 1997 and 1996, respectively.

NOTE F - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                     PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty II Corporation are set forth below. There are no family relationships between or among any officers or directors.

     Name                       Age            Position

William H. Jarrard, Jr.         51             President and Director

Ronald Uretta                   41             Vice President and Treasurer

Martha L. Long                  38             Controller

Robert D. Long, Jr.             30             Vice President

Daniel M. LeBey                 32             Vice President and Secretary

Kelley M. Buechler              40             Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Corporate General Partner since August 1994. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporate General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Corporate General Partner since August 1994 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Corporate General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to

that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Corporate General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE'), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Corporate General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to the Individual General Partner or any officer or director of the Corporate General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Corporate General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1997.


                                         Number
Group/Entity                            of Units           Percentage

Insignia Properties LP                    9,118              33.16%

Insignia Properties, L.P. is an affiliate of Insignia.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner in 1997 and 1996 are as follows:



                                                     1997       1996
                                                      (in thousands)

    Property management fees                        $ 278      $ 269

    Reimbursement for services of affiliates          137        123

    Due to general partners                            58         58

Included in reimbursements for services of affiliates is approximately $9,000 and $12,000 of reimbursements for construction oversight costs in 1997 and 1996, respectively.

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

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

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


                                  Date:  March 25, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.               Date:  March 25, 1998
William H. Jarrard, Jr.
President and Director



/s/Ronald Uretta                         Date:  March 25, 1998
Ronald Uretta
Vice President and Treasurer


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