Form 10QSB
period 1998-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1998-04-29
CIK 319723

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998

                                      or

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

                                (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.





                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                                 BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                  $  1,565
  Receivables and deposits                                        304
  Restricted escrows                                              946
  Other assets                                                    202
  Investment properties:
    Land                                        $  1,814
    Buildings and related personal property       23,089
                                                  24,903
    Less accumulated depreciation                (16,240)       8,663

                                                              $11,680

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                            $    77
  Tenant security deposits                                        130
  Accrued property taxes                                          105
  Other liabilities                                               216
  Mortgage notes payable                                        8,498

Partners' (Deficit) Capital
  General partners'                             $   (121)
  Limited partners' (27,500 units
    issued and outstanding)                        2,775        2,654
                                                             $ 11,680



                 See Accompanying Notes to Financial Statements

b)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997
Revenues:
 Rental income                                     $1,365        $1,282
 Other income                                          76            80
    Total revenues                                  1,441         1,362

Expenses:
 Operating                                            631           679
 General and administrative                            52            44
 Depreciation                                         244           250
 Interest                                             196           201
 Property taxes                                       105           106
    Total expenses                                  1,228         1,280

 Net Income                                        $  213        $   82

Net income allocated to general
  partners (1%)                                    $    2        $    1

Net income allocated to limited
  partners (99%)                                      211            81

                                                   $  213        $   82

Net income per limited partnership unit            $ 7.67        $ 2.95

Distributions per limited partnership unit         $27.02        $   --



                 See Accompanying Notes to Financial Statements

c)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units     Partners'  Partners'    Total

Original capital contributions    27,500       $    2     $ 27,500  $ 27,502

Partners' (deficit) capital
  at December 31, 1997            27,500       $ (116)    $  3,307  $  3,191

Distribution to partners              --           (7)        (743)     (750)

Net income for the three
  months ended March 31, 1998         --            2          211       213

Partners' (deficit) capital
  at March 31, 1998               27,500       $ (121)    $  2,775  $  2,654



                 See Accompanying Notes to Financial Statements
d)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Three Months Ended
                                                           March 31,
                                                       1998        1997
Cash flows from operating activities:
  Net income                                         $  213      $   82
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        244         250
    Amortization of discounts and loan costs             27          27
    Change in accounts:
      Receivables and deposits                           54          83
      Other assets                                       17          --
      Accounts payable                                   27        (104)
      Tenant security deposits payable                   --          (8)
      Accrued property taxes                            (74)       (119)
      Other liabilities                                 (16)         (7)

       Net cash provided by operating activities        492         204

Cash flows from investing activities:
  Property improvements and replacements                (97)       (173)
  Net deposits to restricted escrows                     (5)        (10)

        Net cash used in investing activities          (102)       (183)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (68)        (62)
  Distribution to partners                             (750)         --

       Net cash used in financing activities           (818)        (62)

Net decrease in cash and cash equivalents              (428)        (41)

Cash and cash equivalents at beginning of period      1,993       2,222

Cash and cash equivalents at end of period           $1,565      $2,181

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  169      $  174

                 See Accompanying Notes to Financial Statements

e)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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


                                                    Three Months Ended
                                                         March 31,
                                                   1998            1997
                                                       (in thousands)

Net cash provided by operating activities         $ 492           $ 204
  Payments on mortgage notes payable                (68)            (62)
  Property improvements and replacements            (97)           (173)
  Change in restricted escrows, net                  (5)            (10)
  Changes in reserves for net operating
   liabilities                                       (8)            155
  Additional reserves                              (314)           (115)

      Net cash used in operations                 $  --           $  (1)

For the three months ended March 31, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $314,000 and $115,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner in 1998 and 1997 are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                              1998      1997
                                                             (in thousands)

Property management fees (included in operating expenses) $ 72 $ 67 Reimbursement for services of affiliates, including
 $5,000 of construction services reimbursements in 1997
 (included in investment properties, general and
 administrative, and operating expenses)                         32       30
Due to general partners (included in other liabilities)          58       58


From January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner, with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owed by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

NOTE D - DISTRIBUTIONS TO PARTNERS

During the first quarter of 1998, the Partnership declared and paid a $750,000 cash distribution. Of this amount, $248,000 was refinance proceeds from prior years, $108,000 was sales proceeds from prior years, and $394,000 was from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                Average
                                               Occupancy
Property                                    1998        1997

Parktown Townhouses
   Deer Park, Texas                          95%         95%

Raintree Apartments
   Anderson, South Carolina                  90%         88%

Signal Pointe Apartments
   Winter Park, Florida                      96%         96%


The Partnership realized net income for the three months ended March 31, 1998, of approximately $213,000 compared to approximately $82,000 for the corresponding period of 1997. The increase in net income is primarily attributable to an increase in rental revenues and a decrease in operating expenses. Rental revenues increased primarily due to increased rental rates at Parktown Townhouses and Signal Pointe Apartments and an increase in occupancy at Raintree Apartments. Occupancy remained stable at Parktown Townhouses and Signal Pointe Apartments. Operating expenses decreased primarily as a result of fewer major repairs and maintenance items at all of the Partnership's investment properties during 1998. Included in operating expense for the three months ended March 31, 1998, is approximately $7,000 of major repairs and maintenance comprised primarily of exterior building improvements and parking lot repairs. Included in operating expense for the three months ended March 31, 1997, is approximately $86,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior painting and other exterior building improvements, most of which was part of the rehabilitation project at Parktown Townhouses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain this plan.

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $1,565,000 compared to approximately $2,181,000 at March 31, 1997. For the three months ended March 31, 1998, cash and cash equivalents decreased approximately $428,000, compared to a decrease of approximately $41,000 for the three months ended March 31, 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income as previously discussed. Also contributing to the increase in net cash provided by operating activities was a decrease in cash used for accounts payable and accrued taxes related to the timing of payments. Net cash used in investing activities decreased primarily due to a reduction in property improvements and replacements. Net cash used in financing activities increased primarily due to a distribution being paid to the partners in the first quarter of 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,498,000, net of discount, is amortized over 257 months. In addition, the mortgage notes require balloon payments on November 15, 2002, at which time the individual properties will either be sold or refinanced. Cash distributions of $750,000 were paid during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks,
uncertainties and other factors which   may cause the actual results,
performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.


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

                             Date: April 29, 1998