Form 10QSB
period 1998-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1998-07-29
CIK 319723

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


                  For the quarterly period ended June 30, 1998

                                       or

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

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                    $  1,804
  Receivables and deposits                                          397
  Restricted escrows                                                962
  Other assets                                                      199
  Investment properties:
    Land                                          $  1,814
    Buildings and related personal property         23,232
                                                    25,046
    Less accumulated depreciation                  (16,495)       8,551

                                                               $ 11,913

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                             $    70
  Tenant security deposit liabilities                              134
  Accrued property taxes                                           215
  Other liabilities                                                218
  Mortgage notes payable                                         8,447

Partners' Capital (Deficit)
  General partners'                               $   (119)
  Limited partners' (27,500 units
    issued and outstanding)                          2,948        2,829

                                                               $ 11,913

                 See Accompanying Notes to Financial Statements


b)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 1998         1997         1998         1997
Revenues:
  Rental income                 $1,372       $1,332       $2,737       $2,614
  Other income                      92           78          168          158
     Total revenues              1,464        1,410        2,905        2,772

Expenses:
  Operating                        686          663        1,317        1,342
  General and administrative        44           49           96           93
  Depreciation                     255          254          499          504
  Interest                         194          200          390          401
  Property taxes                   110          104          215          210
     Total expenses              1,289        1,270        2,517        2,550

Net income                      $  175       $  140       $  388       $  222

Net income allocated
  to general partners (1%)      $    2       $    1       $    4       $    2
Net income allocated
  to limited partners (99%)        173          139          384          220

                                $  175       $  140       $  388       $  222

Net income per limited
  partnership unit              $ 6.29       $ 5.05       $13.96       $ 8.00

Distributions per limited
  partnership unit              $   --       $  .18       $27.02       $  .18

                 See Accompanying Notes to Financial Statements


c)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General    Limited
                                     Units      Partners'  Partners'    Total

Original capital contributions     27,500        $     2    $27,500    $27,502

Partners' (deficit) capital
  at December 31, 1997             27,500        $  (116)   $ 3,307    $ 3,191

Distribution to partners               --             (7)      (743)      (750)

Net income for the six
  months ended June 30, 1998           --              4        384        388

Partners' (deficit) capital
  at June 30, 1998                 27,500        $  (119)   $ 2,948    $ 2,829

                 See Accompanying Notes to Financial Statements


d)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                                June 30,
                                                           1998         1997
Cash flows from operating activities:
  Net income                                             $  388       $  222
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            499          504
    Amortization of discounts and loan costs                 54           54
    Change in accounts:
      Receivables and deposits                              (39)         (12)
      Other assets                                           10          (43)
      Accounts payable                                       20         (113)
      Tenant security deposit liabilities                     4           (7)
      Accrued property taxes                                 36          (16)
      Other liabilities                                     (14)           1

       Net cash provided by operating activities            958          590

Cash flows from investing activities:
  Property improvements and replacements                   (240)        (299)
  Net deposits to restricted escrows                        (21)         (19)

        Net cash used in investing activities              (261)        (318)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (136)        (126)
  Distribution to partners                                 (750)          (5)

       Net cash used in financing activities               (886)        (131)

Net (decrease) increase in cash and cash equivalents       (189)         141

Cash and cash equivalents at beginning of period          1,993        2,222

Cash and cash equivalents at end of period               $1,804       $2,363

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  337       $  347

                 See Accompanying Notes to Financial Statements


e)
                   SHELTER PROPERTIES II LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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


                                                  Six Months Ended
                                                      June 30,
                                                1998            1997
                                                   (in thousands)

Net cash provided by operating activities      $ 958           $ 590
  Payments on mortgage notes payable            (136)           (126)
  Property improvements and replacements        (240)           (299)
  Change in restricted escrows, net              (21)            (19)
  Changes in reserves for net operating
   liabilities                                   (17)            190
  Additional reserves                           (544)           (336)

      Net cash used in operations              $  --           $  --


For the six months ended June 30, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $544,000 and $336,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner in 1998 and 1997 are as follows (in thousands):


                                                            Six Months Ended
                                                                June 30,
                                                            1998        1997

Property management fees (included in operating expenses)  $ 144       $ 136
Reimbursement for services of affiliates, including
 approximately $2,000 and $6,000 of construction
 services reimbursements for the six months ended
 June 30, 1998 and June 30, 1997, respectively (included
 in investment properties, general and administrative,
 and operating expenses)                                      62          70
Due to general partners (included in other liabilities)       58          58


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

During July 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 9,500 of the outstanding units of limited partnership interest in the Partnership at $450 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 21, 1998, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 21, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia Affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners.

NOTE D - DISTRIBUTIONS TO PARTNERS

During the six months ended June 30, 1998, the Partnership paid a $750,000 cash distribution. Of this amount, $248,000 was refinance proceeds from prior years, $108,000 was sales proceeds from prior years, and $394,000 was from operations. During the six months ended June 30, 1997, the Partnership distributed approximately $5,000 to the South Carolina tax department on behalf of the limited partners.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                Average
                                               Occupancy
Property                                    1998        1997

Parktown Townhouses
   Deer Park, Texas                          96%         95%

Raintree Apartments
   Anderson, South Carolina                  92%         91%

Signal Pointe Apartments
   Winter Park, Florida                      95%         96%


The Partnership realized net income for the six months ended June 30, 1998, of approximately $388,000 compared to approximately $222,000 for the corresponding period of 1997. Net income for three months ended June 30, 1998, was approximately $175,000 compared to approximately $140,000 for the three month period ended June 30, 1997.

The increase in net income for the three and six months ended June 30, 1998, compared to the corresponding periods in 1997, is primarily due to an increase in rental revenues. Rental revenues increased as a result of increased occupancy at Raintree Apartments and Parktown Townhouses and increases in rental rates at Parktown Townhouses and Signal Point Apartments. Also contributing to the increase in net income for the six months ended June 30, 1998, was a decrease in operating expenses. Operating expenses decreased for the six months ended June 30, 1998, primarily as a result of fewer major repairs and maintenance items at Parktown Townhouses and Signal Pointe. Included in operating expense for the six months ended June 30, 1998, is approximately $18,000 of major repairs and maintenance comprised primarily of landscaping and parking lot repairs. Included in operating expense for the six months ended June 30, 1997, is approximately $128,000 of major repairs and maintenance comprised primarily of exterior painting and other exterior building repairs.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $1,804,000 compared to approximately $2,363,000 at June 30, 1997. For the six months ended June 30, 1998, cash and cash equivalents decreased approximately $189,000, compared to an increase of approximately $141,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily as a result of an increase in rental income and a decrease in operating expenses, as previously discussed. Also contributing to the increase in net cash provided by operating activities was a decrease in cash used for accounts payables related to the timing of payments. Net cash used in investing activities decreased primarily due to a reduction in property improvements and replacements. Net cash used in financing activities increased primarily due to a distribution being paid to the partners in the first quarter of 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,447,000, net of discount, is amortized over 257 months. In addition, the mortgage notes require balloon payments on November 15, 2002, at which time the individual properties will either be sold or refinanced. Cash distributions of $750,000 were paid during the six months ended June 30, 1998. During the six months ended June 30, 1997, a cash distribution of $5,000 was paid to the South Carolina tax department on behalf of the limited partners. The Corporate General Partner is planning to make another distribution in September 1998; however, future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Corporate General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SHELTER PROPERTIES II LIMITED PARTNERSHIP

                             By:   Shelter Realty II Corporation
                                   Its Corporate General Partner

                             By:   /s/ William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President and Director

                             By:   /s/ Ronald Uretta
                                   Ronald Uretta
                                   Vice President and Treasurer

                             Date: July 29, 1998