Form 10QSB
period 1998-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1998-11-13
CIK 319723

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


               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-10256


                             SHELTER PROPERTIES II
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                           57-0709233
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES II
                                 BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $  1,390
  Receivables and deposits                                   480
  Restricted escrows                                         974
  Other assets                                               187
  Investment properties:
    Land                                     $  1,814
    Buildings and related personal property    23,383
                                               25,197
    Less accumulated depreciation             (16,748)     8,449

                                                        $ 11,480

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                      $   144
  Tenant security deposit liabilities                       138
  Accrued property taxes                                    314
  Other liabilities                                         212
  Mortgage notes payable                                  8,395

Partners' (Deficit) Capital
  General partners'                          $   (125)
  Limited partners' (27,500 units
    issued and outstanding)                     2,402      2,277

                                                        $ 11,480

                 See Accompanying Notes to Financial Statements


b)
                             SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                               1998      1997      1998      1997
Revenues:
  Rental income               $1,401    $1,362    $4,138    $3,976
  Other income                    82        85       250       243
     Total revenues            1,483     1,447     4,388     4,219

Expenses:
  Operating                      704       699     2,021     2,041
  General and administrative      47        48       143       141
  Depreciation                   253       267       752       771
  Interest                       195       199       585       600
  Property taxes                 100       103       315       313
     Total expenses            1,299     1,316     3,816     3,866

Loss on disposal of property      --       (95)       --       (95)

Net income                    $  184    $   36    $  572    $  258

Net income allocated
  to general partners (1%)    $    2    $   --    $    6    $    3
Net income allocated
  to limited partners (99%)      182        36       566       255

                              $  184    $   36    $  572    $  258

Net income per limited
  partnership unit            $ 6.62    $ 1.31    $20.58    $ 9.27

Distributions per limited
  partnership unit            $27.00    $36.00    $54.00    $36.18

                 See Accompanying Notes to Financial Statements


c)
                             SHELTER PROPERTIES II
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership  General   Limited
                                      Units    Partners' Partners'  Total

Original capital contributions       27,500    $     2   $27,500   $27,502

Partners' (deficit) capital
  at December 31, 1997               27,500    $  (116)  $ 3,307   $ 3,191

Distributions to partners                --        (15)   (1,471)   (1,486)

Net income for the nine
  months ended September 30, 1998        --          6       566       572

Partners' (deficit) capital
  at September 30, 1998              27,500    $  (125)  $ 2,402   $ 2,277

                 See Accompanying Notes to Financial Statements

d)
                             SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                   Nine Months Ended
                                                     September 30,
                                                     1998       1997
Cash flows from operating activities:
  Net income                                       $   572    $   258
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       752        771
    Amortization of discounts and loan costs            82         81
    Loss on disposal of property                        --         95
    Change in accounts:
      Receivables and deposits                        (122)       (96)
      Other assets                                      12        (35)
      Accounts payable                                  94       (109)
      Tenant security deposit liabilities                8        (12)
      Accrued property taxes                           135         88
      Other liabilities                                 (6)        22

       Net cash provided by operating activities     1,527      1,063

Cash flows from investing activities:
  Property improvements and replacements              (391)      (397)
  Net deposits to restricted escrows                   (33)       (29)

        Net cash used in investing activities         (424)      (426)

Cash flows from financing activities:
  Payments on mortgage notes payable                  (206)      (191)
  Distributions to partners                         (1,500)    (1,005)

       Net cash used in financing activities        (1,706)    (1,196)

Net decrease in cash and cash equivalents             (603)      (559)

Cash and cash equivalents at beginning of period     1,993      2,223

Cash and cash equivalents at end of period         $ 1,390    $ 1,664

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $   504    $   519

                 See Accompanying Notes to Financial Statements



e)
                             SHELTER PROPERTIES II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

                                             Nine Months Ended
                                               September 30,
                                             1998         1997
                                              (in thousands)

Net cash provided by operating activities  $1,527       $1,063
  Payments on mortgage notes payable         (206)        (191)
  Property improvements and replacements     (391)        (397)
  Change in restricted escrows, net           (33)         (29)
  Changes in reserves for net operating
   liabilities                               (121)         142
  Additional reserves                        (776)        (588)

      Net cash used in operations          $   --       $   --

For the nine months ended September 30, 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $776,000 and $588,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

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

                                                          Nine Months Ended
                                                            September 30,
                                                           1998      1997
                                                           (in thousands)

Property management fees (included in operating expenses) $ 217     $ 207
Reimbursement for services of affiliates, including
 approximately $2,000 and $12,000 of construction
 services reimbursements for the nine months ended
 September 30, 1998 and September 30, 1997, respectively
 (included in investment properties, general and
 administrative, and operating expenses)                     91       103
Due to general partners (included in other liabilities)      58        58

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of September 30, 1998, the level of return to the limited partners has not been met.

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

During July 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the partnership. The Purchaser offered to purchase up to 9,500 of the outstanding units of limited partnership interest in the Partnership at $450 per Unit, net to the in seller cash. During the third quarter of 1998, the Purchaser acquired 1,958.5 units representing approximately 7% of the total limited partnership units, in the Partnership as a result of the aforementioned tender offer.

NOTE D - DISTRIBUTIONS TO PARTNERS

During the nine months ended September 30, 1998, the Partnership paid cash distributions totaling $1,500,000 with $14,000 of this amount being used to satisfy a withholding liability at December 31, 1997. The remaining amount of $1,486,000 included $248,000 from refinancing proceeds from prior years, $108,000 from sales proceeds from prior years, and $1,130,000 from operations. During the nine months ended September 30, 1997, the Partnership declared and paid cash distributions from operations in the amount of $1,005,000.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Corporate General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                  Average Occupancy
Property                            1998      1997

Parktown Townhouses
   Deer Park, Texas                  96%       96%

Raintree Apartments
   Anderson, South Carolina          93%       92%

Signal Pointe Apartments
   Winter Park, Florida              95%       96%

The Partnership realized net income for the nine months ended September 30, 1998, of approximately $572,000 compared to approximately $258,000 for the corresponding period of 1997. Net income for three months ended September 30, 1998, was approximately $184,000 compared to approximately $36,000 for the three month period ended September 30, 1997. The increase in net income for the three and nine months ended September 30, 1998, compared to the corresponding periods in 1997, is primarily due to an increase in rental revenues and the loss on disposal of property recognized in 1997. Rental revenues increased primarily as a result of increases in rental rates at Parktown Townhouses and Signal Pointe Apartments. The loss on disposal of property resulted from a roof replacement at Parktown Townhouses during the nine months ended September 30, 1997. The replacement of the roof resulted in the write-off of the old roof that had not been fully depreciated at the time of the replacement. Also contributing to the increase in net income for the nine months ended September 30, 1998, was a decrease in operating expenses. Operating expenses decreased for the nine months ended September 30, 1998, primarily as a result of fewer major repairs and maintenance items associated with Parktown Townhouses as the exterior rehabilitation project was completed during 1997. Included in operating expense for the nine months ended September 30, 1998, is approximately $26,000 of major repairs and maintenance comprised primarily of landscaping, parking lot repairs, and window coverings. Included in operating expense for the nine months ended September 30, 1997, is approximately $145,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior painting, and other exterior building improvements.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $1,390,000 compared to approximately $1,664,000 at September 30, 1997. For the nine months ended September 30, 1998, cash and cash equivalents decreased approximately $603,000, compared to a decrease of approximately $559,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily as a result of an increase in rental income and a decrease in operating expenses, as previously discussed. Also contributing to the increase in net cash provided by operating activities was a decrease in cash used for accounts payables related to the timing of payments. Net cash used in investing activities in 1998 was comparable with the similar period in 1997. Net cash used in financing activities increased primarily due to increased distributions paid to the partners in 1998 as compared to 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $8,395,000, net of discount, is amortized over 257 months. In addition, the mortgage notes require balloon payments on November 15, 2002. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Cash distributions of $1,486,000 were paid during the nine months ended September 30, 1998. During the third quarter of 1997, the Partnership paid a cash distribution from operations in the amount of $1,005,000. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Corporate General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SHELTER PROPERTIES II

                               By: Shelter Realty II Corporation
                                   Its Corporate General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date:  November 12, 1998