Form 10KSB
period 1998-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1999-03-26
CIK 319723

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from          to

                         Commission file number 0-10256

                             SHELTER PROPERTIES II
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,858,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership's interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Shelter Properties II (the "Registrant" or the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1981, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate three of these properties. See ("Item 2. Description of Properties").

Commencing February 2, 1981, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange commission, up to 27,400 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 1.5 Units ($1,500) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner.

The offering terminated on April 30, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000.
The Registrant invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 1998, the Partnership sold one property and lost one property to the lender through foreclosure. The Corporate General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's remaining properties in order to achieve the best possible return for the investors. Such results may be best achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets. Since its initial offering, the Registrant has not received, nor are limited partners required to make additional capital contributions.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 1998 and 1997.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Corporate General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

                              Date of
Property                     Purchase        Type of Ownership         Use

Parktown Townhouses          03/01/81   Fee ownership, subject      Apartment
Deer Park, Texas                        to first and second         309 units
                                        mortgages.

Raintree Apartments          04/30/81   Fee ownership, subject      Apartment
Anderson, South Carolina                to first and second         176 units
                                        mortgages.

Signal Pointe Apartments     06/30/81   Fee ownership, subject      Apartment
Winter Park, Florida                    to first and second         368 units
                                        mortgages.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.



                             Gross

                           Carrying    Accumulated                       Federal

Property                     Value    Depreciation   Rate    Method     Tax Basis

                               (in thousands)                        (in thousands)


Parktown Townhouses        $ 9,682      $ 6,533      5-35     S/L        $2,928

Raintree Apartments          4,129        2,812      5-38     S/L           559

Signal Pointe Apartments    11,507        7,661      5-37     S/L         1,900


Totals                     $25,318      $17,006                          $5,387



See "Note A" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                   Principal

                      Balance at    Stated                          Balance

                     December 31,  Interest  Period   Maturity      Due at

      Property           1998        Rate   Amortized   Date     Maturity (2)

                    (in thousands)                              (in thousands)


Parktown Townhouses

1st mortgage           $3,016       7.60%      (1)    11/15/02    $2,552

2nd mortgage              109       7.60%      (1)    11/15/02       109

Raintree Apartments

1st mortgage            1,338       7.60%      (1)    11/15/02     1,133

2nd mortgage               48       7.60%      (1)    11/15/02        48

Signal Pointe

Apartments

1st mortgage            3,998       7.60%      (1)    11/15/02     3,383

2nd mortgage              145       7.60%      (1)    11/15/02       145

                        8,654                                     $7,370

Less unamortized

 mortgage discounts      (313)


Total                  $8,341



(1)The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2)See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced in 1992, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $700,000 and is being amortized as a loan discount using the effective interest method over the life of the loans. The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates per unit and occupancy for 1998 and 1997 for each property:


                              Average Annual           Average

                               Rental Rates           Occupancy

         Property             1998       1997      1998      1997


Parktown Townhouses          $8,163     $7,722      95%       95%

Raintree Apartments          5,751      5,734       94%       91%

Signal Pointe Apartments     6,518      6,200       96%       96%


The Corporate General Partner attributes the increase in occupancy at Raintree Apartments to increased marketing efforts.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                      1998           1998

                                     Billing         Rate

                                 (in thousands)


Parktown Townhouses                 $181            3.04%

Raintree Apartments                   75            2.36%



Signal Pointe Apartments             154            1.77%


CAPITAL IMPROVEMENTS:

Parktown Townhomes

In 1998, the Partnership completed approximately $189,000 of capital improvements at Parktown Townhouses, consisting primarily of carpet replacement, cabinet and countertop replacement, sewer replacement, swimming pool repairs, and appliances. These improvements were funded primarily from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $638,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $674,000 are planned for 1999, including carpet and vinyl replacement, landscaping, parking lot repairs, plumbing and electrical upgrades, pool repairs, roof repairs and other structural repairs and improvements.

Raintree Apartments

The Partnership completed approximately $82,000 of capital improvements at Raintree Apartments, consisting primarily of building improvements, swimming pool repairs, and carpet and vinyl replacement. These improvements were funded primarily from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $186,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $262,000 are planned for 1999, including carpet and vinyl replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements.

Signal Pointe Apartments

The Partnership completed approximately $241,000 of capital improvements at Signal Pointe Apartments, consisting primarily of building improvements, swimming pool repairs, roof replacement, appliances, and carpet and vinyl replacement. These improvements were funded primarily from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $428,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $572,000 are planned for 1999, including new air conditioning units, carpet and vinyl replacement, parking lot and stairwell repairs, electrical upgrades, fence replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units aggregating $27,400,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,549 holders of record owning an aggregate of 27,500 Units. Affiliates of the Corporate General Partner owned 11,086.5 units or 40.315% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Cash distributions of approximately $2,686,000 ($96.69 per limited partnership unit) of which $356,000 ($12.81 per limited partnership unit) is attributable to sale and refinancing proceeds and $2,330,000 ($83.88 per limited partnership unit) is attributable to operations were declared and paid during the year ended December 31, 1998. Cash distributions of approximately $1,005,000 ($36.18 per limited partnership unit) attributable to operations were declared and paid during the year ended December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $1,000 per apartment unit at such property. The reserve accounts are currently fully funded.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Registrant's net income for the year ended December 31, 1998 was approximately $838,000 as compared to approximately $428,000 for the year ended December 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income).
The increase in net income was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was primarily due to an increase in rental income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all three of the Registrant's investment properties as well as an increase in occupancy at Raintree Apartments.

Expenses decreased primarily due to a reduction in operating expenses. Operating expenses decreased primarily as a result of fewer major repair and maintenance items associated with Parktown Townhouses, as the exterior rehabilitation project was completed during 1997. Also contributing to the decrease in expenses was the fact that the Registrant did not recognize any losses on disposal of properties during 1998, as it did in 1997. The loss on disposal of property recognized in 1997 resulted from a roof replacement at Parktown Townhouses which resulted in the write off of the old roof that had not been fully depreciated at the time of the replacement.

General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Corporate General partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $576,000 as compared to approximately $1,993,000 at December 31, 1997. The decrease in cash and cash equivalents is due primarily to approximately $2,964,000 of cash used in financing activities and approximately $555,000 of cash used in investing activities, which was partially offset by approximately $2,102,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and partner distributions. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $1,508,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Parktown Townhouses include carpet and vinyl replacement, landscaping, parking lot repairs, plumbing upgrades, pool repairs, roof repairs and other structural repairs and improvements. Budgeted capital improvements at Raintree Apartments include carpet and vinyl replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements. Budgeted capital improvements at Signal Pointe include new air conditioning units, carpet and vinyl replacement, electrical system upgrades, fence replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,341,000, net of discount, is amortized over 257 months with a balloon payment of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions of approximately $2,686,000 of which $356,000 was attributable to sale and refinancing proceeds and $2,330,000 was attributable to operations, were declared and paid during the year ended December 31, 1998.
Cash distributions of approximately $1,005,000 attributable to operations were declared and paid during the year ended December 31, 1997. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate Genneral Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns of failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7. FINANCIAL STATEMENTS


SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheet - December 31, 1998

Statements of Operations--Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
    1998 and 1997

Statements of Cash Flows--Years ended December 31, 1998 and 1997

Notes to Financial Statements




               Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties II

We have audited the accompanying balance sheet of Shelter Properties II at December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999







                             SHELTER PROPERTIES II

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                   $    576

  Receivables and deposits                                         334

  Restricted escrows                                               984

  Other assets                                                     171

  Investment properties (Note C & F):

       Land                                       $  1,814

       Buildings and related personal property      23,504

                                                    25,318

       Less accumulated depreciation               (17,006)      8,312


                                                              $ 10,377





Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                            $    104

  Tenant security deposit liabilities                              134

  Accrued property taxes                                           236

  Other liabilities                                                219

  Mortgage notes payable (Note C)                                8,341


Partners' Capital (Deficit)

  General partners                                $   (135)

  Limited partners (27,500 units

       issued and outstanding)                       1,478       1,343


                                                              $ 10,377


                 See Accompanying Notes to Financial Statements



                             SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS



                        (in thousands, except unit data)



                                                  Years Ended December 31,

                                                      1998         1997

Revenues:

 Rental income                                      $5,545       $5,319

 Other income                                          313          323

    Total revenues                                   5,858        5,642


Expenses:

 Operating                                           2,618        2,690

 General and administrative                            196          193

 Depreciation                                        1,010        1,033

 Interest                                              778          798

 Property taxes                                        418          405

 Loss on disposal of property                           --           95

    Total expenses                                   5,020        5,214


Net income                                          $  838       $  428



Net income allocated to general partners (1%)       $    8       $    4

Net income allocated to limited partners (99%)         830          424

                                                    $  838       $  428


Net income per limited partnership unit             $30.18       $15.41


Distributions per limited partnership unit          $96.69       $36.18


                 See Accompanying Notes to Financial Statements



                             SHELTER PROPERTIES II

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General   Limited

                                  Units    Partners  Partners   Total


Original capital contributions  27,500      $     2   $27,500  $27,502


Partners' (deficit) capital at

  December 31, 1996             27,500      $  (110)  $ 3,878  $ 3,768


Partners' distributions paid        --          (10)     (995)  (1,005)


Net income for the year ended

  December 31, 1997                 --            4       424      428


Partners' (deficit) capital at

  December 31, 1997             27,500         (116)    3,307    3,191


Partners' distributions paid        --          (27)   (2,659)  (2,686)


Net income for the year ended

  December 31, 1998                 --            8       830      838


Partners' (deficit) capital at

  December 31, 1998             27,500      $  (135)  $ 1,478  $ 1,343


                 See Accompanying Notes to Financial Statements







                             SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                Years Ended December 31,

                                                    1998        1997

Cash flows from operating activities:

  Net income                                      $   838     $   428

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                    1,010       1,033

    Amortization of discounts and loan costs          109         108

    Loss on disposal of property                       --          95

    Change in accounts:

      Receivables and deposits                         24          45

      Other assets                                     19         (25)

      Accounts payable                                 54        (107)

      Tenant security deposit liabilities               4         (19)

      Accrued property taxes                           57         (43)

      Other liabilities                               (13)         42


       Net cash provided by operating activities    2,102       1,557


Cash flows from investing activities:

  Property improvements and replacements             (512)       (485)

  Net deposits to restricted escrows                  (43)        (39)


       Net cash used in investing activities         (555)       (524)


Cash flows from financing activities:

  Payments on mortgage notes payable                 (278)       (257)

  Distributions to partners                        (2,686)     (1,005)


       Net cash used in financing activities       (2,964)     (1,262)


Net decrease in cash and cash equivalents          (1,417)       (229)


Cash and cash equivalents at beginning of period    1,993       2,222


Cash and cash equivalents at end of period        $   576     $ 1,993


Supplemental disclosure of cash flow information:

  Cash paid for interest                          $   669     $   690


                 See Accompanying Notes to Financial Statements





                             SHELTER PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. (the "Individual General Partner"), is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control".) The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates three apartment properties located in the South and Southwest. As of December 31, 1998 affiliates of AIMCO owned 11,086.50 units of the Partnership or 40.315%.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                Years Ended December 31,

                                                    1998         1997

                                                     (in thousands)

Net cash provided by operating activities         $ 2,102      $ 1,557

 Property improvements and replacements              (512)        (485)

 Payments on mortgage notes payable                  (278)        (257)

 Changes in reserves for net operating

     liabilities                                     (145)         107

 Change in restricted escrows, net                    (43)         (39)

 Additional reserves                               (1,124)        (489)


     Net cash from operations                     $    --      $   394


In 1998 and 1997, the Corporate General Partner reserved an additional $1,124,000 and $489,000, respectively, to fund capital improvements and repairs at its properties.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of $2,686,000 and $1,005,000 were made during the years ended December 31, 1998 and 1997, respectively.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to $1,000 per apartment unit for each respective property for a total of $853,000. As of December 31, 1998, the Partnership has deposits of approximately $962,000 in its reserve account.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions are allocated as if they were distributions or net cash from operations.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (losses) as shown in the statements of operations and changes in partners' capital (deficit) for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 1998 and 1997 was computed as 99% of net income divided by 27,500 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1998 and 1997 were a decrease of approximately $145,000 and an increase of approximately $107,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain time, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrow:

     Reserve Account: A general reserve account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until the accounts equal $1,000 per apartment unit or $853,000 in total. The balance at December 31, 1998, is approximately $962,000, which includes interest.

Escrows for Taxes: These escrows, totaling $161,000 at December 31, 1998, and included in receivables and deposits, are held by the Partnership and are designated for the payment of real estate taxes.

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

Loan Costs: Loan costs of approximately $393,000, less accumulated amortization of approximately $239,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note G" for disclosure).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $66,000 and $62,000 for the years ended December 31, 1998 and 1997, respectively.

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payables are as follows:


                           Principal    Monthly                     Principal

                           Balance at   Payment   Stated             Balance

                          December 31, Including Interest Maturity   Due at

Property                      1998     Interest    Rate     Date    Maturity

                         (in thousands)                         (in thousands)

Parktown Townhouses

1st mortgage              $3,016       $   28     7.60%   11/15/02 $2,552

2nd mortgage                 109            1     7.60%   11/15/02    109

Raintree Apartments

1st mortgage               1,338           12     7.60%   11/15/02  1,133

2nd mortgage                  48           (a)    7.60%   11/15/02     48

Signal Pointe Apartments

1st mortgage               3,998           37     7.60%   11/15/02  3,383

2nd mortgage                 145            1     7.60%   11/15/02    145

                           8,654       $   79                      $7,370

Less unamortized

 present value discounts    (313)


Total                     $8,341


(a) Monthly interest only payments are less than $1,000.

The Partnership exercised interest rate buy-down options for the three properties when the debt was refinanced in 1992, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $700,000 and is being amortized as a loan discount using the effective interest method over the life of the loans. The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes could not be prepaid prior to November 15, 1997, thereafter, prepayment penalties are incurred if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The estimated fair value of the Partnership's aggregate debt is approximately $8,654,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998 are as follows (in thousands):


       1999        $  300

       2000           323

       2001           349

       2002         7,682

    Thereafter         --

                   $8,654


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):


                                          1998          1997


Net income as reported                $    838      $  428

Add (deduct)

Amortization of present

    value discounts                         --          (2)

Depreciation differences                   622         671

Change in prepaid rental                    33          37

Other                                       26          15

Loss on disposition of property             --          95


Federal taxable income                  $1,519      $1,244


Federal taxable income

per limited partnership unit            $54.67      $44.78



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


  Net assets as reported                               $1,343

    Buildings and land                                  2,848

    Accumulated depreciation                           (5,772)

    Syndication fees                                    3,111

    Other                                                 178

         Net assets - tax basis                        $1,708


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

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


                                                     1998       1997

                                                   (in thousands)

Property management fees (included in

operating expenses)                                $290        $278

Reimbursement for services of affiliates

(included in investment properties, and

general administrative and operating

expenses) (1)                                       120         137

Due to general partners                              58          58


(1) Included in reimbursements for services of affiliates is approximately $2,000 and $9,000 of reimbursements for construction oversight costs in 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $290,000 and $278,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $120,000 and $137,000 for the years ended December 31, 1998 and 1997, respectively.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 1998, the level of return to the limited partners has not been met.

On July 21, 1998, an affiliate of the Corporate General (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,500 of the outstanding units of limited partnership interest in the Partnership at $450 per Unit, net to the seller in cash. The Purchaser acquired 1,958.5 units pursuant to this offer. AIMCO currently owns, through its affiliates, a total of 11,086.5 limited partnership units or 40.315%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliates with the Corporate General Partner.

On September 26 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             Initial Cost

                                            To Partnership

                                            (in thousands)


                                                    Buildings     Net Costs

                                                   and Related   Capitalized

                                                     Personal   Subsequent to

Description               Encumbrances     Land      Property    Acquisition

                         (in thousands)                         (in thousands)


Parktown Townhouses       $ 3,125       $ 1,095    $ 5,329      $ 3,258


Raintree Apartments         1,386           184      3,184          761


Signal Pointe Apartments    4,143           535      8,062        2,910


Totals                    $ 8,654       $ 1,814    $16,575      $ 6,929






                Gross Amount At Which Carried

                    At December 31, 1998

                       (in thousands)


                                  Buildings

                                     And

                                   Related

                                   Personal           Accumulated     Date of      Date   Depreciable

Description                Land    Property   Total  Depreciation  Construction  Acquired Life-Years

                                                    (in thousands)


Parktown Townhouses       $ 1,095  $ 8,587   $ 9,682   $ 6,533         1969      03/01/81    5-35


Raintree Apartments           184    3,945     4,129     2,812       1972-1974   04/30/81    5-38


Signal Pointe Apartments      535   10,972    11,507     7,661         1970      06/30/81    5-37


Totals                    $ 1,814  $23,504   $25,318   $17,006






Reconciliation of "Real Estate and Accumulated Depreciation":


                                           Years Ended December 31,

                                             1998            1997

                                                (in thousands)

Investment Properties

Balance at beginning of year                $24,806          $24,496

  Property improvements                         512              485

  Disposals of property                          --             (175)

Balance at end of year                      $25,318          $24,806


Accumulated Depreciation

Balance at beginning of year                $15,996          $15,043

  Additions charged to expense                1,010            1,033

  Disposals of property                          --              (80)

Balance at end of year                      $17,006          $15,996


The aggregate cost of the real estate for Federal income tax purposes is approximately $28,166,000 and $27,653,000 at December 31, 1998 and 1997,
respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $22,779,000 and $22,390,000 at December 31, 1998 and 1997, respectively.

NOTE G - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
Rental income                            $ 5,545      $    --      $ 5,545
Other income                                 242           71          313
Interest expense                             778           --          778
Depreciation                               1,010           --        1,010
General and administrative expense            --          196          196
Segment profit (loss)                        963         (125)         838
Total assets                              10,060          317       10,377
Capital expenditures for investment
 properties                                  512           --          512


1997
                                         Residential     Other        Totals
Rental income                            $ 5,319      $    --      $ 5,319
Other income                                 233           90          323
Interest expense                             798           --          798
Depreciation                               1,033           --        1,033
General and administrative expense            --          193          193
Loss on disposal of assets                   (95)          --          (95)
Segment profit (loss)                        531         (103)         428
Total assets                              10,383        1,948       12,331
Capital expenditures for investment
 properties                                  485           --          485

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Shelter Properties II (the "Partnership" or "Registrant") has no officers or directors. The general partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (former parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the corporate general partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       42      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President - Accounting and Director of the Corporate General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                      Number

              Entity                 of Units   Percentage


   Cooper River Properties, LLC      1,958.5     7.122%

      (an affiliate of AIMCO)


      Insignia Properties LP         9,128.0    33.193%

      (an affiliate of AIMCO)


Cooper River Properties, L.L.C. and Insignia Properties L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 units as required by the terms of the Partnership Agreement.

AIMCO currently owns, through its affiliates, a total of 11,086.5 limited partnership units or 40.315%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliates with the Corporate General Partner.

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


                                                   1998       1997

                                                    (in thousands)

Property management fees (included in

operating expenses)                                $ 290       $278

Reimbursement for services of affiliates

(included in investment properties, and

general administrative and operating

expenses) (1)                                        120        137

Due to general partners                               58         58


(1) Included in reimbursements for services of affiliates is approximately $2,000 and $9,000 of reimbursements for construction oversight costs in 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $290,000 and $278,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $120,000 and $137,000 for the years ended December 31, 1998 and 1997, respectively.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 1998, the level of return to the limited partners has not been met.

On July 21, 1998, an affiliate of the Corporate General (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,500 of the outstanding units of limited partnership interest in the Partnership at $450 per Unit, net to the seller in cash. The Purchaser acquired 1,958.5 units pursuant to this offer. AIMCO currently owns, through its affiliates, a total of 11,086.5 limited partnership units or 40.315%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliates with the Corporate General Partner.

On September 26 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     Current Report on Form 8-K, dated October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  SHELTER PROPERTIES II LIMITED PARTNERSHIP

                  By: Shelter Realty II Corporation
                       Corporate General Partner


                  By:  /s/ Patrick J. Foye
                       Patrick J. Foye
                       Executive Vice President


                  By:  /s/ Timothy R. Garrick
                       Timothy R. Garrick
                       Vice President - Accounting


                  Date:  March 26, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye        Executive Vice President       Date: March 26, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting    Date: March 26, 1999
Timothy R. Garrick         and Director



                                 EXHIBIT INDEX


Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

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