Form 10QSB
period 1999-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1999-05-17
CIK 319723

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


                 For the quarterly period ended March 31, 1999


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES II
                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

  Cash and cash equivalents                               $    810

  Receivables and deposits                                     263

  Restricted escrows                                           964

  Other assets                                                 212

  Investment properties:

    Land                                       $  1,814

    Buildings and related personal property      23,633

                                                 25,447

    Less accumulated depreciation               (17,262)     8,185


                                                           $10,434
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                         $    62

  Tenant security deposit liabilities                          143

  Accrued property taxes                                       112

  Other liabilities                                            234

  Mortgage notes payable                                     8,284

Partners' (Deficit) Capital

  General partners'                            $   (132)

  Limited partners' (27,500 units

    issued and outstanding)                       1,731      1,599


                                                           $10,434


                 See Accompanying Notes to Financial Statements

b)
                             SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended

                                                         March 31,

                                                      1999        1998

Revenues:

 Rental income                                      $1,423      $1,365

 Other income                                           64          76

   Total revenues                                    1,487       1,441


Expenses:

 Operating                                             622         631

 General and administrative                             53          52

 Depreciation                                          256         244

 Interest                                              191         196

 Property taxes                                        109         105

   Total expenses                                    1,231       1,228


Net income                                          $  256      $  213


Net income allocated to general partners (1%)       $    3      $    2

Net income allocated to limited partners (99%)         253         211


                                                    $  256      $  213


Net income per limited partnership unit             $ 9.20      $ 7.67


Distributions per limited partnership unit          $   --      $27.02


               See Accompanying Notes to Financial Statements

c)
                             SHELTER PROPERTIES II
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)





                                 Limited

                               Partnership  General   Limited

                                  Units    Partners' Partners'    Total


Original capital contributions   27,500    $     2    $27,500   $27,502


Partners' (deficit) capital at

  December 31, 1998              27,500    $  (135)   $ 1,478   $ 1,343


Net income for the three months

  ended March 31, 1999               --          3        253       256


Partners' (deficit) capital at

  March 31, 1999                 27,500    $  (132)   $ 1,731   $ 1,599

                  See Accompanying Notes to Financial Statements

d)
                             SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Three Months Ended

                                                             March 31,

                                                          1999      1998

Cash flows from operating activities:

  Net income                                              $  256    $  213

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                             256       244

    Amortization of discounts and loan costs                  22        27

    Change in accounts:

      Receivables and deposits                                71        54

      Other assets                                           (51)       17

      Accounts payable                                       (42)       27

      Tenant security deposit liabilities                      9        --

      Accrued property taxes                                (124)      (74)

      Other liabilities                                       15       (16)


       Net cash provided by operating activities             412       492


Cash flows from investing activities:

  Property improvements and replacements                    (129)      (97)

  Net withdrawals from (deposits to) restricted escrows       20        (5)


        Net cash used in investing activities               (109)     (102)


Cash flows used in financing activities:

  Payments on mortgage notes payable                         (69)      (68)

  Distribution to partners                                    --      (750)


       Net cash used in financing activities                 (69)     (818)


Net increase (decrease) in cash and cash equivalents         234      (428)


Cash and cash equivalents at beginning of period             576     1,993


Cash and cash equivalents at end of period                $  810    $1,565


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  169    $  169


                See Accompanying Notes to Financial Statements



e)
                             SHELTER PROPERTIES II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.


NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

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


                                                  Three Months Ended

                                                      March 31,

                                                 1999           1998

                                                    (in thousands)


Net cash provided by operating activities       $  412        $ 492

  Payments on mortgage notes payable               (69)         (68)

  Property improvements and replacements          (129)         (97)

  Change in restricted escrows, net                 20           (5)

  Changes in reserves for net operating

   liabilities                                     122           (8)

  Additional reserves                             (356)        (314)

      Net cash used in operations               $   --        $  --


For the three months ended March 31, 1999 and 1998, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $356,000 and $314,000, respectively to fund continuing capital improvement needs in order for the properties to remain competitive.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the three months ended March 31, 1999 and 1998 are as follows:


                                                  1999       1998




                                                   (in thousands)

Property management fees (included in

operating expenses)                            $   76     $   72

Reimbursement for services of affiliates

(included in investment properties, and

general administrative and operating

expenses)                                          28         32

Due to general partners                            58         58


During the three months ended March 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $76,000 and $72,000 for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 and $32,000 for the months ended March 31, 1999 and 1998, respectively.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of March 31, 1999, the level of return to the limited partners has not been met.

On September 26 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

NOTE E - DISTRIBUTIONS TO PARTNERS

During the three months ended March 31, 1998, the Partnership declared and paid a cash distribution for approximately $750,000 ($27.02 per limited partnership unit). Of this amount, approximately $248,000 was refinancing proceeds from prior years, approximately $108,000 was sales proceeds from prior years, and approximately $394,000 was from operations. There were no distributions during the three months ended March 31, 1999.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of three apartment complexes in Texas, South Carolina and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                  Residential    Other      Totals

Rental income                          $ 1,423      $   --     $ 1,423
Other income                                61          3           64
Interest expense                           191         --          191
Depreciation                               256         --          256
General and administrative expense          --         53           53
Segment profit (loss)                      306        (50)         256
Total assets                            10,177        257       10,434
Capital expenditures for investment
 properties                                129         --          129



1998                                  Residential    Other      Totals

Rental income                          $ 1,365      $  --      $ 1,365
Other income                                59         17           76
Interest expense                           196         --          196
Depreciation                               244         --          244
General and administrative expense          --         52           52
Segment profit (loss)                      248        (35)         213
Total assets                            10,376      1,304       11,680
Capital expenditures for investment
 properties                                 97         --           97

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                           Average Occupancy

Property                                    1999        1998


Parktown Townhouses
   Deer Park, Texas                          95%         95%

Raintree Apartments
   Anderson, South Carolina                  96%         90%

Signal Pointe Apartments
   Winter Park, Florida                      95%         96%


The Corporate General Partner attributes the increase in occupancy at Raintree Apartments to increased marketing efforts.

Results of Operations

The Partnership realized net income for the three months ended March 31, 1999, of approximately $256,000 compared to approximately $213,000 for the corresponding period in 1998. The increase in net income is primarily attributable to an increase in total revenues as a result of an increase in rental income. Rental income increased primarily due to increased average annual rental rates at Parktown Townhouses and Signal Pointe Apartments and an increase in occupancy at Raintree Apartments. Total expenses remained relatively constant.

Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $810,000 as compared to approximately $1,565,000 at March 31, 1998. Cash and cash equivalents increased approximately $234,000 for the period ended March 31, 1999 from the Registrant's fiscal year end and is primarily due to approximately $412,000 of cash provided by operating activities, offset by approximately $109,000 of cash used in investing activities and approximately $69,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Registrant's properties are detailed below.


Parktown Townhomes: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $638,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $674,000 are planned for 1999, including carpet and vinyl replacement, landscaping, parking lot repairs, plumbing and electrical upgrades, pool repairs, roof repairs and other structural repairs and improvements. As of March 31, 1999, the Partnership has completed approximately $80,000 in capital improvements consisting primarily of parking lot repairs and flooring, cabinet and appliance replacements. These improvements were funded from operating cash flow.

Raintree Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $186,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $262,000 are planned for 1999, including carpet and vinyl replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements. As of March 31, 1999, the Partnership has completed approximately $10,000 in capital improvements consisting primarily of carpet and vinyl replacement. These improvements were funded from operating cash flow.

Signal Pointe Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $428,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $572,000 are planned for 1999, including new air conditioning units, carpet and vinyl replacement, parking lot and stairwell repairs, electrical upgrades, fence replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements. As of March 31, 1999, the Partnership has completed approximately $39,000 in capital improvements consisting primarily of carpet and vinyl replacement, landscaping, structural repairs and appliance replacement. These improvements were funded from operating cash flow.

The additional capital improvements will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,284,000, net of discount, is amortized over 257 months with a balloon payment of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the three months ended March 31, 1998, the Partnership declared and paid a cash distribution for approximately $750,000 ($27.02 per limited partnership unit). Of this amount, approximately $248,000 was refinancing proceeds from prior years, approximately $108,000 was sales proceeds from prior years, and approximately $394,000 was from operations. There were no distributions during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



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


                              SHELTER PROPERTIES II

                              By:  Shelter Realty II Corporation
                                   Corporate General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance
                                   and Administration


                              Date: May 14, 1999