Form 10QSB
period 1999-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1999-08-04
CIK 319723

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


                  For the quarterly period ended June 30, 1999


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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ___


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES II
                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                       $  1,204

  Receivables and deposits                                             343

  Restricted escrows                                                   646

  Other assets                                                         235

  Investment properties:

    Land                                              $  1,814

    Buildings and related personal property             24,115

                                                        25,929

    Less accumulated depreciation                      (17,505)      8,424


                                                                   $10,852


Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                                 $    77

  Tenant security deposit liabilities                                  143

  Accrued property taxes                                               218

  Other liabilities                                                    224

  Mortgage notes payable                                             8,228


Partners' (Deficit) Capital

  General partners                                    $   (129)

  Limited partners (27,500 units

    issued and outstanding)                              2,091       1,962


                                                                   $10,852


                 See Accompanying Notes to Financial Statements


b)
                             SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended       Six Months Ended

                                      June 30,                June 30,

                                  1999         1998           1999        1998

Revenues:

  Rental income                  $1,411       $1,372        $2,834      $2,737

  Other income                       73           92           137         168

     Total revenues               1,484        1,464         2,971       2,905


Expenses:

  Operating                         541          686         1,163       1,317

  General and administrative         41           44            94          96

  Depreciation                      243          255           499         499

  Interest                          189          194           380         390

  Property taxes                    107          110           216         215

     Total expenses               1,121        1,289         2,352       2,517

Net income                       $  363       $  175        $  619      $  388


Net income allocated

  to general partners (1%)       $    3       $    2        $    6      $    4

Net income allocated

  to limited partners (99%)         360          173           613         384


                                 $  363       $  175        $  619      $  388


Net income per limited

  partnership unit               $13.09       $ 6.29        $22.29      $13.96


Distributions per limited

  partnership unit               $   --       $   --        $   --      $27.02


                 See Accompanying Notes to Financial Statements


c)
                             SHELTER PROPERTIES II
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited

                                 Partnership    General     Limited

                                    Units       Partners    Partners     Total


Original capital contributions     27,500       $     2     $27,500     $27,502


Partners' (deficit) capital at

  December 31, 1998                27,500       $  (135)    $ 1,478     $ 1,343


Net income for the six

  months ended June 30, 1999           --             6         613         619


Partners' (deficit) capital at

  June 30, 1999                    27,500       $  (129)    $ 2,091     $ 1,962


                 See Accompanying Notes to Financial Statements


d)
                             SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended

                                                               June 30,

                                                           1999         1998

Cash flows from operating activities:

  Net income                                             $  619       $  388

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                            499          499

    Amortization of discounts and loan costs                 53           54

    Change in accounts:

      Receivables and deposits                               (9)         (39)

      Other assets                                          (84)          10

      Accounts payable                                      (27)          20

      Tenant security deposit liabilities                     9            4

      Accrued property taxes                                (18)          36

      Other liabilities                                       5          (14)


       Net cash provided by operating activities          1,047          958


Cash flows from investing activities:

  Property improvements and replacements                   (611)        (240)

  Net receipts from (deposits to) restricted escrows        338          (21)


        Net cash used in investing activities              (273)        (261)


Cash flows from financing activities:

  Payments on mortgage notes payable                       (146)        (136)

  Distribution to partners                                   --         (750)


       Net cash used in financing activities               (146)        (886)


Net increase (decrease) in cash and cash equivalents        628         (189)


Cash and cash equivalents at beginning of period            576        1,993


Cash and cash equivalents at end of period               $1,204       $1,804


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  327       $  337


                 See Accompanying Notes to Financial Statements



e)
                             SHELTER PROPERTIES II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                                                     Six Months Ended

                                                         June 30,

                                                 1999             1998

                                                      (in thousands)


Net cash provided by operating activities       $1,047          $  958

  Payments on mortgage notes payable              (146)           (136)

  Property improvements and replacements          (611)           (240)

  Change in restricted escrows, net                338             (21)

  Changes in reserves for net operating

   liabilities                                     124             (17)

  Additional reserves                             (752)           (544)


      Net cash used in operations               $   --          $   --


For the six months ended June 30, 1999 and 1998, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $752,000 and $544,000, respectively to fund continuing capital improvement needs in order for the properties to remain competitive.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the six months ended June 30, 1999 and 1998 are as follows:

                                                     1999       1998

                                                     (in thousands)

Property management fees (included in

Operating expenses)                                $  150     $  144

Reimbursement for services of affiliates

(included in investment properties, and

General administrative and operating

Expenses)                                              66         62

Due to general partners                                58         58


During the six months ended June 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $150,000 and $144,000 for the six months ended June 30, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $66,000 and $62,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $14,000 and $2,000, respectively, of construction oversight reimbursements.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of June 30, 1999, the level of return to the limited partners has not been met.

On September 26 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 7,340.60 (approximately 26.69% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $480.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 436.33 units. As a result, AIMCO and its affiliates currently own 11,736.83 units of limited partnership interest in the Partnership representing approximately 42.68% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - DISTRIBUTIONS TO PARTNERS

During the six months ended June 30, 1998, the Partnership declared and paid a cash distribution for approximately $750,000, (approximately $743,000 was paid to the limited partners or $27.02 per limited partnership unit). Of this amount, approximately $248,000 was refinancing proceeds from prior years, approximately $108,000 was sales proceeds from prior years, and approximately $394,000 was from operations. There were no distributions during the six months ended June 30, 1999.

NOTE F - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                    Residential    Other       Totals

Rental income                            $ 2,834      $   --      $ 2,834
Other income                                 132           5          137
Interest expense                             380          --          380
Depreciation                                 499          --          499
General and administrative expense            --          94           94
Segment profit (loss)                        708         (89)         619
Total assets                              10,642         210       10,852
Capital expenditures for investment
 properties                                  611          --          611


1998                                    Residential    Other       Totals

Rental income                            $ 2,737      $   --      $ 2,737
Other income                                 128          40          168
Interest expense                             390          --          390
Depreciation                                 499          --          499
General and administrative expense            --          96           96
Segment profit (loss)                        444         (56)         388
Total assets                              10,127       1,786       11,913
Capital expenditures for investment
 properties                                  240          --          240

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1999 and 1998:

                                           Average Occupancy

Property                                    1999        1998


Parktown Townhouses

   Deer Park, Texas                          93%         96%

Raintree Apartments

   Anderson, South Carolina                  96%         92%

Signal Pointe Apartments

   Winter Park, Florida                      94%         95%


The Corporate General Partner attributes the increase in occupancy at Raintree Apartments to increased marketing efforts. The decrease in occupancy at Parktown Townhouses is due to a tight rental market in Deer Park, Texas. Management is increasing marketing efforts in an effort to improve occupancy.

Results of Operations

The Partnership realized net income for the six months ended June 30, 1999, of approximately $619,000 compared to approximately $388,000 for the corresponding period in 1998. The Partnership's net income for the three months ended June 30, 1999, was approximately $363,000 compared to approximately $175,000 for the three months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999, is attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased for the three and six months ended June 30, 1999, due to increased rental income partially offset by decreased other income. Rental income increased primarily due to increased average annual rental rates at all the Partnership's properties, increased occupancy at Raintree Apartments and reduced concession costs primarily at Raintree. Partially offsetting the increases in rental income was decreased occupancy at Parktown Townhouses and Signal Pointe Apartments. Other income decreased due to reduced interest income due to lower cash balances held in interest bearing accounts.

Total expenses decreased primarily due to decreased operating expenses for the three and six month periods ended June 30, 1999. Operating expenses decreased primarily due to the elimination of the courtesy patrol at Parktown Townhouses, decreased insurance expense at all of the Partnership's properties due to a change in insurance carriers and reduced maintenance expenses at Parktown Townhouses and Signal Pointe Apartments. Partially offsetting these decreases was the added cost of the installation of an alarm system at Parktown Townhouses.

General and administrative expenses remained relatively constant. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,204,000 as compared to approximately $1,804,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $628,000 from the Registrant's year ended December 31, 1998, is primarily due to approximately $1,047,000 of cash provided by operating activities, partially offset by approximately $273,000 of cash used in investing activities and approximately $146,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties.

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

Parktown Townhomes

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $638,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $674,000 are planned for 1999, include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot repairs, plumbing and electrical upgrades, pool repairs, roof repairs and other structural repairs and improvements. As of June 30, 1999, the Partnership has completed approximately $253,000 in capital improvements consisting primarily of structural and parking lot repairs, roofing, and carpet and vinyl replacement. These improvements were funded from the Partnership's reserves and operating cash flow.

Raintree Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $186,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $262,000 are planned for 1999, include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements. As of June 30, 1999, the Partnership has completed approximately $37,000 in capital improvements consisting primarily of carpet and vinyl replacement, roofing, and appliance replacements. These improvements were funded from the Partnership's reserves.

Signal Pointe Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $428,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $572,000 are planned for 1999, include certain of the required improvements and consist of new air conditioning units, carpet and vinyl replacement, parking lot and stairwell repairs, electrical upgrades, fence replacement, landscaping, painting, pool repairs, roof repairs, and other structural repairs and improvements. As of June 30, 1999, the Partnership has completed approximately $321,000 in capital improvements consisting primarily of structural upgrades, exterior painting, and carpet and vinyl replacement. These improvements were funded from operating cash flow and the Partnership's reserves.

The additional capital improvements will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,228,000, net of discount, is amortized over 257 months with a balloon payment of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If a property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the six months ended June 30, 1998, the Partnership declared and paid a cash distribution of approximately $750,000, (approximately $743,000 was paid to the limited partners or $27.02 per limited partnership unit). Of this amount, approximately $248,000 was refinancing proceeds from prior years, approximately $108,000 was sales proceeds from prior years, and approximately $394,000 was from operations. There were no distributions during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy will be reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 7,340.60 (approximately 26.69% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $480.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 436.33 units. As a result, AIMCO and its affiliates currently own 11,736.83 units of limited partnership interest in the Partnership representing approximately 42.68% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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