Form 10QSB
period 1999-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 1999-11-15
CIK 319723

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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



ITEM 1.   FINANCIAL STATEMENTS


a)

                             SHELTER PROPERTIES II
                                 BALANCE SHEET

                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,017
Receivables and deposits                                                    436
Restricted escrows                                                          380
Other assets                                                                203
Investment properties:
Land                                                     $  1,814
Buildings and related personal property                    24,608
                                                           26,422
Less accumulated depreciation                             (17,694)        8,728
                                                                       $ 10,764

Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $     72
Tenant security deposit liabilities                                         153
Accrued property taxes                                                      326
Other liabilities                                                           224
Mortgage notes payable                                                    8,168

Partners' (Deficit) Capital
General partners                                         $   (130)
Limited partners (27,500 units issued and
outstanding)                                                1,951         1,821

                                                                       $ 10,764


                 See Accompanying Notes to Financial Statements

b)

                             SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                       1999       1998         1999        1998
Revenues:
Rental income                        $1,465     $1,401       $4,299      $4,138
Other income                             64         82          201         250
Total revenues                        1,529      1,483        4,500       4,388

Expenses:
Operating                               810        704        1,973       2,021
General and administrative               64         47          158         143
Depreciation                            201        253          700         752
Interest                                187        195          567         585
Property taxes                          108        100          324         315
Total expenses                        1,370      1,299        3,722       3,816

Net income                           $  159     $  184       $  778      $  572

Net income allocated to
general partners (1%)                $    2     $    2       $    8      $    6
Net income allocated to
limited partners (99%)                  157        182          770         566

                                     $  159     $  184       $  778      $  572
Net income per limited
partnership unit                     $ 5.71     $ 6.62       $28.00      $20.58

Distributions per limited
partnership unit                     $10.80     $27.00       $10.80      $54.00


                 See Accompanying Notes to Financial Statements

c)

                             SHELTER PROPERTIES II
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership     General      Limited
                                   Units        Partners    Partners     Total

Original capital contributions     27,500       $     2      $27,500    $27,502

Partners' (deficit) capital at
December 31, 1998                  27,500       $  (135)     $ 1,478    $ 1,343

Distribution to partners               --            (3)        (297)      (300)

Net income for the nine months
ended September 30, 1999               --             8          770        778

Partners' (deficit) capital at
September 30, 1999                 27,500       $  (130)     $ 1,951    $ 1,821


                 See Accompanying Notes to Financial Statements

d)

                             SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Nine Months Ended
                                                                 September 30,
                                                               1999        1998
Cash flows from operating activities:
Net income                                                  $   778     $   572
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                    700         752
Amortization of discounts and loan costs                         79          82
Loss on disposal of property                                     11          --

Change in accounts:
Receivables and deposits                                       (102)       (122)
Other assets                                                    (62)         12
Accounts payable                                                (32)         94
Tenant security deposit liabilities                              19           8
Accrued property taxes                                           90         135
Other liabilities                                                 5          (6)

Net cash provided by operating activities                     1,486       1,527

Cash flows from investing activities:
Property improvements and replacements                       (1,127)       (391)
Net withdrawals from (deposits to) restricted escrows           604         (33)

Net cash used in investing activities                          (523)       (424)

Cash flows from financing activities:
Payments on mortgage notes payable                             (222)       (206)
Distributions to partners                                      (300)     (1,500)

Net cash used in financing activities                          (522)     (1,706)

Net increase (decrease) in cash and cash equivalents            441        (603)

Cash and cash equivalents at beginning of period                576       1,993

Cash and cash equivalents at end of period                  $ 1,017     $ 1,390

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $   488     $   504


                 See Accompanying Notes to Financial Statements

e)

                             SHELTER PROPERTIES II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                                                      Nine Months Ended
                                                        September 30,
                                                     1999             1998
                                                        (in thousands)
Net cash provided by operating activities          $ 1,486           $ 1,527
Payments on mortgage notes payable                    (222)             (206)
Property improvements and replacements              (1,127)             (391)
Change in restricted escrows, net                      604               (33)
Changes in reserves for net operating
liabilities                                             82              (121)
Additional reserves                                   (823)             (776)
Net cash used in operations                        $    --           $    --


For the nine months ended September 30, 1999 and 1998, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $823,000 and $776,000, respectively to fund continuing capital improvement needs in order for the properties to remain competitive.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the nine months ended September 30, 1999 and 1998 are as follows:

                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expenses)                         $226       $217
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                           129         91
Due to general partners                         58         58

During the nine months ended September 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $226,000 and $217,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $129,000 and $91,000 for the nine months ended September 30, 1999 and 1998, respectively, including approximately $46,000 and $2,000, respectively, of construction oversight reimbursements.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of September 30, 1999, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,500 (approximately 34.55% of the total outstanding units) units of limited partnership interest in the Partnership at $450 per unit, net to the seller in cash. The Purchaser acquired 1,958.50 units pursuant to this offer.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 7,340.60 (approximately 26.69% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $480.00 per unit. The offer expired on July 14, 1999. Pursuant to this offer, AIMCO Properties, L.P. acquired 436.33 units. As a result, AIMCO and its affiliates currently own 11,768.50 units of limited partnership interest in the Partnership representing approximately 42.79% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE E - DISTRIBUTIONS TO PARTNERS

During the nine months ended September 30, 1999, the Partnership paid cash distributions of $300,000 (approximately $297,000 to the limited partners or $10.80 per limited partnership unit.) During the nine months ended September 30, 1998, the Partnership paid cash distributions totaling $1,500,000 (approximately $1,485,000 to the limited partners or $54.00 per limited partnership unit) with $14,000 of this amount being used to satisfy a withholding liability at December 31, 1997. The remaining amount of $1,486,000 included $248,000 (approximately $245,000 to the limited partners or $8.91 per limited partnership unit) from refinancing proceeds from prior years, $108,000 (approximately $107,000 to the limited partners or $3.89 per limited partnership unit) from sales proceeds from prior years, and $1,130,000 (approximately $1,119,000 to the limited partners or $40.69 per limited partnership unit) from operations.

NOTE F - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties, consisting of three apartment complexes in Texas, South Carolina, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals

Rental income                           $ 4,299       $    --     $ 4,299
Other income                                195             6         201
Interest expense                            567            --         567
Depreciation                                700            --         700
General and administrative expense           --           158         158
Segment profit (loss)                       930          (152)        778
Total assets                             10,602           162      10,764
Capital expenditures for investment
  properties                              1,127            --       1,127

                1998                  Residential      Other       Totals

Rental income                           $ 4,138       $    --     $ 4,138
Other income                                189            61         250
Interest expense                            585            --         585
Depreciation                                752            --         752
General and administrative expense           --           143         143
Segment profit (loss)                       654           (82)        572
Total assets                             10,140         1,340      11,480
Capital expenditures for investment
  properties                                391            --         391

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Corporate General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                       1999          1998

Parktown Townhouses
 Deer Park, Texas                              94%           96%

Raintree Apartments
 Anderson, South Carolina                      95%           93%

Signal Pointe Apartments
 Winter Park, Florida                          95%           95%


Results of Operations

The Partnership realized net income for the nine months ended September 30, 1999, of approximately $778,000 compared to approximately $572,000 for the corresponding period in 1998. The Partnership's net income for the three months ended September 30, 1999, was approximately $159,000 compared to approximately $184,000 for the three months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999, is attributable to an increase in total revenues and a decrease in total expenses. The decrease in net income for the three months ended September 30, 1999 is attributable to increased total expenses partially offset by increased total revenues. Total revenues increased for the three and nine months ended September 30, 1999 due to increased rental income partially offset by decreased other income. Rental income increased primarily due to increased average annual rental rates at all the Partnership's properties, increased occupancy at Raintree Apartments, and reduced concession costs primarily at Raintree Apartments. Partially offsetting the increases in rental income was decreased occupancy at Parktown Townhouses. Other income decreased primarily due to reduced interest income due to lower cash balances held in interest bearing accounts.

Total expenses decreased for the nine months ended September 30, 1999 primarily due to decreased operating expenses and depreciation expense, partially offset by increased general and administrative expense. Operating expenses decreased for the nine month period ended September 30, 1999, primarily due to the decrease in maintenance salaries and related expense at Parktown Townhouses. In addition, insurance expense at all of the Partnership's properties decreased due to a change in insurance carriers late in 1998. Offsetting these decreases, was the recognition of a loss on disposal of property during the nine months ended September 30, 1999. The loss resulted from the write-off of the undepreciated value of roofs that were replaced at Parktown Townhouses.

Total expenses increased for the three months ended September 30, 1999 primarily due to increased operating expenses and to a lessor extent, general and administrative expense, partially offset by reduced depreciation expense. Operating expense increased for the three month period ended September 30, 1999 due primarily to the loss on disposal of property discussed above.

Depreciation expense decreased for the three and nine month periods due to
assets becoming fully depreciated at Parktown Townhouses during 1998.   General
and administrative expense increased for both periods primarily because of increased legal expense due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and an increase in professional fees. These increases were partially offset by reduced management reimbursements and appraisal fees. Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $1,017,000 as compared to approximately $1,390,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $441,000 from the Registrant's year ended December 31, 1998, is primarily due to approximately $1,486,000 of cash provided by operating activities, partially offset by approximately $523,000 of cash used in investing activities and approximately $522,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions paid to the partners and of payments of principal made on the mortgages encumbering the Registrant's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Parktown Townhouses

As of September 30, 1999, the Partnership has completed approximately $597,000 in capital improvements consisting primarily of structural and parking lot improvements, exterior building enhancements, roofing, landscaping, air conditioning unit replacement, and carpet and vinyl replacement. The structural improvements, parking lot improvements and landscaping were substantially complete as of September 30, 1999. These improvements were funded from the Partnership's reserves, operating cash flow and insurance proceeds. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements it is estimated that the property requires approximately $638,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $674,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot improvements, plumbing and electrical upgrades, pool enhancements, roofing, and other structural improvements.

Raintree Apartments

As of September 30, 1999, the Partnership has completed approximately $90,000 in capital improvements consisting primarily of carpet and vinyl replacement, roofing, and appliance replacements. As of September 30, 1999, the roofing was substantially complete. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $186,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $262,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, painting, pool enhancements, roofing, and other structural improvements.

Signal Pointe Apartments

As of September 30, 1999, the Partnership has completed approximately $440,000 in capital improvements consisting primarily of structural upgrades, exterior building enhancements, electrical upgrades, landscaping, fencing, recreation facility improvements, appliances, and carpet and vinyl replacements. The structural upgrades, electrical upgrades, fencing, and exterior building enhancements were substantially complete at September 30, 1999. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $428,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $572,000 for 1999 at this property which include certain of the required improvements and consist of new air conditioning units, carpet and vinyl replacement, parking lot and stairwell improvements, electrical upgrades, fence replacement, landscaping, pool enhancements, roofing, and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,168,000, net of discount, is amortized over 257 months with required balloon payment of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If a property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the nine months ended September 30, 1999, the Partnership paid cash distributions of $300,000 (approximately $297,000 to the limited partners or $10.80 per limited partnership unit.) During the nine months ended September 30, 1998, the Partnership paid cash distributions totaling $1,500,000 (approximately $1,485,000 to the limited partners or $54.00 per limited partnership unit) with $14,000 of this amount being used to satisfy a withholding liability at December 31, 1997. The remaining amount of $1,486,000 included $248,000 (approximately $245,000 to the limited partners or $8.91 per limited partnership unit) from refinancing proceeds from prior years, $108,000 (approximately $107,000 to the limited partners or $3.89 per limited partnership unit) from sales proceeds from prior years, and $1,130,000 (approximately $1,119,000 to the limited partners or $40.69 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the remainder of 1999 or subsequent periods.

Tender Offers

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 9,500 (approximately 34.55% of the total outstanding units) units of limited partnership interest in the Partnership at $450 per unit, net to the seller in cash. The Purchaser acquired 1,958.50 units pursuant to this offer.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 7,340.60 (approximately 26.69% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $480.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 436.33 units. As a result, AIMCO and its affiliates currently own 11,768.50 units of limited partnership interest in the Partnership representing approximately 42.79% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Corporate General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SHELTER PROPERTIES II

                              By:  Shelter Realty II Corporation
                                   Corporate General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President and Director

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President and
                                   Controller

                              Date: