Form 10KSB
period 1999-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2000-03-20
CIK 319723

February 28, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties II
      Form 10-KSB
      File No. 0-10256

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                      FORM 10-KSB--Annual or Transitional Report Under

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 [No Fee Required]

                        For the fiscal year ended December 31, 1999


[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [No Fee Required]

                      For the transition period _________to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $6,044,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business:

Shelter Properties II (the "Registrant" or the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, LP, an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate three of these properties. See "Item 2. Description of Properties".

Commencing February 2, 1981, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 27,400 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 1.5 Units ($1,500) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Since its offering, the Registrant has not received, nor are limited partners required to make additional capital contributions.

The offering terminated on April 30, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Registrant invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 1999, the Partnership sold one property and lost one property to the lender through foreclosure.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Registrant's investments in properties:

                               Date of
Properties                    Purchase         Type of Ownership         Use

Parktown Townhouses           03/01/81    Fee ownership, subject to   Apartment
Deer Park, Texas                          first and second mortgages  309 units

Raintree Apartments           04/30/81    Fee ownership, subject to   Apartment
Anderson, South Carolina                  first and second mortgages  176 units

Signal Pointe Apartments      06/30/81    Fee ownership, subject to   Apartment
Winter Park, Florida                      first and second mortgages  368 units

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                         Gross
                        Carrying    Accumulated                       Federal
Properties               Value     Depreciation   Rate   Method     Tax Basis
                            (in thousands)                        (in thousands)

Parktown Townhouses     $10,350      $ 6,823      5-35     S/L       $ 3,395
Raintree Apartments       4,434        2,981      5-38     S/L           705
Signal Pointe Apartments 12,162        8,080      5-37     S/L         2,320

          Totals        $26,946      $17,884                         $ 6,420

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                     Principal
                           Balance At    Stated                           Balance
                          December 31,  Interest    Period   Maturity      Due At
Property                      1999        Rate    Amortized    Date     Maturity (3)
                         (in thousands)                                (in thousands)
Parktown Townhouses
  1st mortgage              $ 2,908       7.60%      (1)     11/15/02     $ 2,552
  2nd mortgage                  109       7.60%      (2)     11/15/02         109

Raintree Apartments
  1st mortgage                1,290       7.60%      (1)     11/15/02       1,133
  2nd mortgage                   48       7.60%      (2)     11/15/02          48

Signal Pointe Apartments
  1st mortgage                3,854       7.60%      (1)     11/15/02       3,383
  2nd mortgage                  145       7.60%      (2)     11/15/02         145
                              8,354                                       $ 7,370
Less unamortized
  mortgage discounts           (252)

         Total              $ 8,102

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2)  Payments are interest only.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

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

Rental Rates and Occupancy:

Average annual rental rates per unit and occupancy for 1999 and 1998 for each property:

                                     Average Annual                 Average
                                      Rental Rate                  Occupancy
                                       (per unit)

 Properties                       1999            1998         1999         1998

 Parktown Townhouses             $8,487         $8,163          94%          95%
 Raintree Apartments              5,828          5,751          96%          94%
 Signal Pointe Apartments         6,926          6,518          95%          96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Parktown Townhouses                      $192            3.13%
       Raintree Apartments                        75            2.35%
       Signal Pointe Apartments                  165            1.79%

Capital Improvements:

Parktown Townhouses

As of December 31, 1999, the Partnership has completed approximately $797,000 in capital improvements consisting primarily of structural and parking lot improvements, electrical upgrades, roof replacement, landscaping, air conditioning unit replacement, and carpet and vinyl replacement. These improvements were funded from the Partnership's reserves, operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $92,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Raintree Apartments

As of December 31, 1999, the Partnership has completed approximately $305,000 in capital improvements consisting primarily of carpet and vinyl replacement, roof replacement, and exterior painting. These improvements were funded from the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $52,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Signal Pointe Apartments

As of December 31, 1999, the Partnership has completed approximately $656,000 in capital improvements consisting primarily of structural upgrades, exterior building enhancements, electrical upgrades, air conditioning unit replacement, major landscaping, fencing, recreation facility improvements, appliances, and carpet and vinyl replacements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $110,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings:

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders:

During the quarter ended December 31, 1999, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters:

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units aggregating $27,400,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership currently has 1,027 holders of record owning an aggregate of 27,500 Units. Affiliates of the Corporate General Partner owned 16,429 units or 59.742% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information on split of distributions between general and limited partners.

                                                   Distributions
                                                               Per Limited
                                        Aggregate           Partnership Unit
                                     (in thousands)

       01/01/98 - 12/31/98              $2,686 (1)               $96.69
       01/01/99 - 12/31/99               $ 300 (2)               $10.80

(1)   Consists of $2,330,000 of cash from  operations  and $356,000 of cash from
      previously   undistributed   surplus   funds  from   previous   sales  and
      refinancings.

(2)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $341,000 to $853,000. The reserve accounts are currently fully funded.

Several tender offers were made by various parties, including affiliates of the general partners, during the calendar years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,429 limited partnership units in the Partnership representing 59.742% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation:

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1999, of approximately $1,140,000 compared to approximately $838,000 for the year ended December 31, 1998. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The increase in net income was due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to increased rental income partially offset by a decrease in other income. Rental income increased primarily due to increased average annual rental rates at all the Partnership's properties and increased occupancy at Raintree Apartments. Partially offsetting the increases in rental income was a slight decrease in occupancy at Parktown Townhouses and Signal Pointe Apartments. Other income decreased primarily due to reduced interest income due to lower cash balances held in interest bearing accounts.

Total expenses decreased for the year ended December 31, 1999 primarily due to decreased operating expenses and depreciation expense, partially offset by increased general and administrative expense. Operating expenses decreased primarily due to decreased courtesy patrol during 1999 at Parktown Townhouses and decreased contract services during 1999 at Signal Pointe Apartments. In addition, insurance expense at all of the Partnership's properties decreased due to a change in insurance carriers late in 1998. Offsetting these decreases was the recognition of a casualty gain during the year ended December 31, 1999. The gain resulted from foundation and sewer impairments that involved one building with four units and a fire that damaged four units at Parktown Townhouses.

Depreciation expense decreased due to certain assets becoming fully depreciated at Parktown Townhouses during 1998. General and administrative expense increased primarily due to an increase in professional fees. These increases were partially offset by reduced management reimbursements and appraisal fees. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income by approximately $331,000 ($11.92 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,327,000 compared to approximately $576,000 at December 31, 1998. Cash and cash equivalents increased approximately $751,000 from the Partnership's previous year ended December 31, 1998. The increase is due to approximately $2,342,000 of cash provided by operating activities which was partially offset by approximately $991,000 of cash used in investing activities and approximately $600,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions paid to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $255,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,102,000, net of discount, is amortized over 257 months with required balloon payments of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended December 31, 1999, the Partnership paid cash distributions from operations of approximately $300,000 (approximately $297,000 to the limited partners or $10.80 per limited partnership unit.) During the year ended December 31, 1998, the Partnership paid cash distributions totaling approximately
$2,686,000 (approximately $2,659,000 to the limited partners or $96.69 per limited partnership unit). These distributions consisted of cash from operations of approximately $2,330,000 (approximately $2,307,000 to the limited partners or $83.89 per limited partnership unit) and previously undistributed proceeds from sales and refinancings in previous years of approximately $356,000 (approximately $352,000 to the limited partners or $12.80 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $341,000 to $853,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the general partners, during the calendar years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,429 units of limited partnership units in the Partnership representing 59.742% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements:

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                Report of Ernst & Young LLP, Independent Auditors

The Partners
Shelter Properties II

We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 24, 2000

                              SHELTER PROPERTIES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                            $ 1,327
   Receivables and deposits                                                 369
   Restricted escrows                                                       385
   Other assets                                                             172
   Investment properties (Notes C & F):
      Land                                                 $ 1,814
      Buildings and related personal property               25,132
                                                            26,946

      Less accumulated depreciation                        (17,884)       9,062
                                                                        $11,315

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                    $ 243
      Tenant security deposit liabilities                                   150
      Accrued property taxes                                                195
      Other liabilities                                                     442
      Mortgage notes payable (Note C)                                     8,102

Partners' (Deficit) Capital
   General partners                                        $ (127)
   Limited partners (27,500 units issued and
      outstanding)                                          2,310         2,183
                                                                        $11,315

                     See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)



                                                        Years Ended December 31,
                                                           1999          1998
Revenues:
   Rental income                                         $ 5,785       $ 5,545
   Other income                                              259           313
      Total revenues                                       6,044         5,858

Expenses:
   Operating                                               2,515         2,618
   General and administrative                                233           196
   Depreciation                                              954         1,010
   Interest                                                  772           778
   Property taxes                                            430           418
      Total expenses                                       4,904         5,020

Net income (Note D)                                      $ 1,140       $   838

Net income allocated to general partners (1%)            $    11       $     8

Net income allocated to limited partners (99%)             1,129           830
                                                         $ 1,140       $   838

Net income per limited partnership unit                  $ 41.05       $ 30.18

Distributions per limited partnership unit               $ 10.80       $ 96.69


                     See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            27,500        $ 2       $27,500    $27,502

Partners' (deficit) capital at
  December 31, 1997                       27,500       $ (116)    $ 3,307    $ 3,191

Distribution to partners                      --          (27)     (2,659)    (2,686)

Net income for the year ended
  December 31, 1998                           --            8         830        838

Partners' (deficit) capital at
  December 31, 1998                       27,500         (135)      1,478      1,343

Distribution to partners                      --           (3)       (297)      (300)

Net income for the year ended
  December 31, 1999                           --           11       1,129      1,140

Partners' (deficit) capital at
  December 31, 1999                       27,500       $ (127)    $ 2,310    $ 2,183


                     See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 1999         1998
Cash flows from operating activities:

  Net income                                                    $ 1,140       $ 838
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                  954        1,010
      Amortization of discounts and loan costs                      100          109
      Casualty gain                                                 (59)          --
      Change in accounts:
        Receivables and deposits                                    (35)          24
        Other assets                                                (40)          19
        Accounts payable                                             84           54
        Tenant security deposit liabilities                          16            4
        Accrued property taxes                                      (41)          57
        Other liabilities                                           223          (13)

          Net cash provided by operating activities               2,342        2,102

Cash flows from investing activities:

  Property improvements and replacements                         (1,703)        (512)
  Net withdrawals from (deposits to) restricted escrows             599          (43)
  Insurance proceeds received                                       113           --

          Net cash used in investing activities                    (991)        (555)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (300)        (278)
  Distributions to partners                                        (300)      (2,686)

          Net cash used in financing activities                    (600)      (2,964)

Net increase (decrease) in cash and cash equivalents                751       (1,417)

Cash and cash equivalents at beginning of period                    576        1,993

Cash and cash equivalents at end of period                      $ 1,327        $ 576

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 647         $ 669

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 55          $ --


                     See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates three apartment properties located in the South and Southeast.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                        Years Ended December 31,
                                                            1999          1998
                                                             (in thousands)
Net cash provided by operating activities                 $ 2,342       $ 2,102
   Property improvements and replacements                  (1,758)         (512)
   Payments on mortgage notes payable                        (300)         (278)
   Changes in reserves for net operating liabilities         (207)         (145)
   Changes in restricted escrows, net                         599           (43)
   Additional operating reserves                             (676)       (1,124)

      Net cash from operations                              $ --          $ --

In 1999 and 1998, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $676,000 and $1,124,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

During the year ended December 31, 1999, the Partnership paid cash distributions of approximately $300,000 (approximately $297,000 to the limited partners or $10.80 per limited partnership unit.) During the year ended December 31, 1998, the Partnership paid cash distributions totaling approximately $2,686,000 (approximately $2,659,000 to the limited partners or $96.69 per limited partnership unit). The 1998 distributions consisted of cash from operations of approximately $2,330,000 (approximately $2,307,000 to the limited partners or $83.89 per limited partnership unit) and previously undistributed proceeds from sales and refinancings in previous years of approximately $356,000 (approximately $352,000 to the limited partners or $12.80 per limited partnership unit).

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $341,000 to $853,000. As of December 31, 1999, the Partnership has deposits of approximately $362,000 in its reserve account.

Allocation of Profits, Gains and Losses: Profits, gains, and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gain from property dispositions, are allocated as if they were distributions of net cash from operations.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' (deficit) capital for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 1999 and 1998 was computed as 99% of net income divided by 27,500 average units outstanding.

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

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1999 and 1998 were a decrease of approximately $207,000 and $145,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Reserve Account: A general reserve account was established in 1992 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until it equals a minimum balance of $400 and a maximum balance of $1,000 per apartment unit for each respective property. The minimum balance of $400 per apartment unit has currently been attained; however, the maximum balance of $1,000 per apartment unit has not been attained. The balance at December 31, 1999, is approximately $362,000, which includes interest.

Escrows for Taxes: Escrows maintained for the payment of taxes, totaling $196,000 at December 31, 1999, are included in receivables and deposits and are held by the Partnership.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note I).

Loan Costs: Loan costs of approximately $393,000, less accumulated amortization of approximately $279,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for required disclosure).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $63,000 and $66,000 for the years ended December 31, 1999 and 1998, respectively.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                            Principal     Monthly                         Principal
                           Balance At     Payment    Stated                Balance
                          December 31,   Including  Interest  Maturity      Due At
                              1999       Interest     Rate      Date       Maturity
                               (in thousands)                           (in thousands)
Properties

Parktown Townhouses

  1st mortgage               $ 2,908       $ 28      7.60%    11/15/02     $ 2,552
  2nd mortgage                   109          1      7.60%    11/15/02         109
Raintree Apartments

  1st mortgage                 1,290         12      7.60%    11/15/02       1,133
  2nd mortgage                    48         (a)     7.60%    11/15/02          48
Signal Pointe Apartments

  1st mortgage                 3,854         37      7.60%    11/15/02       3,383
  2nd mortgage                   145          1      7.60%    11/15/02         145
                               8,354       $ 79                            $ 7,370
Less unamortized present
  value discounts               (252)

          Total              $ 8,102

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

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are incurred if the notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000              $  323
                               2001                 349
                               2002               7,682
                                                $ 8,354

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):

                                                     1999         1998

Net income as reported                             $ 1,140       $  838
Add (deduct):
   Depreciation differences                            480          622
   Change in prepaid rental                             61           33
   Other                                               (70)          26

Federal taxable income                             $ 1,611      $ 1,519

Federal taxable income per limited
   partnership unit                                $ 57.98      $ 54.67


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net assets as reported                   $ 2,183
                     Buildings and land                      2,727
                     Accumulated depreciation               (5,369)
                     Syndication fees                        3,111
                     Other                                     366
                  Net assets - tax basis                   $ 3,018
                                                            ======

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the years ended December 31, 1999 and 1998 are as follows:

                                                         1999       1998
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 303      $ 290
Reimbursement for services of affiliates
  (included in operating expense, general and
  administrative expense, and investment
  properties)                                             163        120
Due to general partners                                    58         58


During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $303,000 and $290,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $163,000 and $120,000 for the years ended December 31, 1999 and 1998, respectively, including approximately $54,000 and $2,000, respectively, of construction oversight reimbursements.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of December 31, 1999, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the general partners, during the calendar years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,429 units of limited partnership units in the Partnership representing 59.742% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)
                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                    Encumbrances       Land      Property     Acquisition
                              (in thousands)                            (in thousands)

Parktown Townhouses              $ 3,017        $ 1,095     $ 5,329        $ 3,926
Raintree Apartments                1,338            184       3,184          1,066
Signal Pointe Apartments           3,999            535       8,062          3,565
          Totals                 $ 8,354        $ 1,814     $16,575        $ 8,557


                     Gross Amount At Which
                            Carried
                      At December 31, 1999
                         (in thousands)
                            Buildings
                               And
                             Related
                             Personal          Accumulated     Date of      Date      Depreciable
Description          Land   Properties Total  Depreciation   Construction  Acquired   Life-Years
                                             (in thousands)

Parktown
Townhouses         $ 1,095   $ 9,255   $10,350   $ 6,823        1969       03/01/81      5-35
Raintree
Apartments             184     4,250    4,434      2,981      1972-1974    04/30/81      5-38
Signal Pointe
  Apartments           535    11,627   12,162      8,080        1970       06/30/81      5-37

      Totals       $ 1,814   $25,132  $26,946    $17,884


Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                   1999         1998
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $25,318      $24,806
    Property improvements                           1,758          512
    Disposals of property                            (130)          --
Balance at end of year                            $26,946      $25,318

Accumulated Depreciation
Balance at beginning of year                      $17,006      $15,996
    Additions charged to expense                      954        1,010
    Disposals of property                             (76)          --
Balance at end of year                            $17,884      $17,006

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $29,673,000 and $28,166,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $23,253,000 and $22,779,000, respectively.

Note G - Segment Reporting

The Partnership has one reportable segment: residential properties, consisting of three apartment complexes in Texas, South Carolina, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                    Residential     Other      Totals

Rental income                              $ 5,785       $ --       $ 5,785
Other income                                   250            9         259
Interest expense                               772           --         772
Depreciation                                   954           --         954
General and administrative expense              --          233         233
Segment profit (loss)                        1,364         (224)      1,140
Total assets                                11,183          132      11,315
Capital expenditures for investment
  properties                                 1,758           --       1,758


                 1998                    Residential     Other      Totals

Rental income                              $ 5,545       $ --       $ 5,545
Other income                                   242           71         313
Interest expense                               778           --         778
Depreciation                                 1,010           --       1,010
General and administrative expense              --          196         196
Segment profit (loss)                          963         (125)        838
Total assets                                10,060          317      10,377
Capital expenditures for investment
  properties                                   512           --         512


Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income by approximately $331,000 ($11.92 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act:

Shelter Properties II (the "Partnership" or "Registrant") has no officers or directors. The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any officers or directors.

     Name                    Age    Position

     Patrick J. Foye          42    Executive Vice President and Director

     Martha L. Long           40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Corporate Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation:

No directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management:

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

           Entity                          Number of Units      Percentage

           Cooper River Properties, LLC        1,958.5            7.122%
             (an affiliate of AIMCO)
           Insignia Properties, LP             9,128.0           33.193%
             (an affiliate of AIMCO)
           AIMCO Properties LP                 5,342.5           19.427%
             (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement. AIMCO Properties LP, the other general partner, acquired 5,342.5 units during the current fiscal year.

Item 12.    Certain Relationships and Related Transactions:

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the years ended December 31, 1999 and 1998 are as follows:

                                                         1999       1998
                                                          (in thousands)

Property management fees                                $ 303      $ 290
Reimbursement for services of affiliates                  163        120
Due to general partners                                    58         58

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $303,000 and $290,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $163,000 and $120,000 for the years ended December 31, 1999 and 1998, respectively, including approximately $54,000 and $2,000, respectively, of construction oversight reimbursements.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of December 31, 1999, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the general partners, during the calendar years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,429 units of limited partnership units in the Partnership representing 59.742% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT, incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

3    See Exhibit 4(a)

4 (a) Amended and Restated Certificate and Agreement of Limited Partnership [included as Exhibit A to the Prospectus of Registrant dated February 2, 1981 contained in Amendment No. 1 to Registration Statement No. 2-69507 of Registrant filed February 2, 1981 (the "Prospectus") and incorporated herein by reference].

     (b) Subscription Agreements and Signature Pages [Filed with Amendment No. 1 of Registration Statement No. 2-69507, of Registrant and incorporated herein by reference].

     (c) Promissory Note and Deed of Trust between Joe A. McDermott, Inc. and the Mischer Corporation and New York Life Insurance Company. General Warranty Deed between Parktown Realty, N.V. and Shelter Properties II to acquire Parktown Apartments.*

     (d) Mortgage Note and Mortgage Deed between Mutual Benefit Life Insurance Company and Foxcroft Investors, Limited. Purchase Money Note and Purchase Money Mortgage and Security Agreement between Foxcroft Investors, Limited and Shelter Properties II to acquire Squire One Apartments.*

     *Filed as Exhibit 4(c) and 4(e), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

     (e) Mortgage Note between William C. Dailey and Fidelity Federal Savings and Loan Association and Promissory Note between William C. Dailey and The Prudential Insurance Company (filed as Exhibit 12(E) to Amendment No. 1 to Registration Statement No. 2-69507 of Registrant filed January 1981 and incorporated herein by reference). Modification and Assumption of Mortgage between American Federal Savings and Loan Association and Shelter Properties II to acquire Raintree Apartments (filed as Exhibit 4(e) to Form 10-K of Registrant for year ended December 31, 1988 and incorporated herein by reference).

10(i) Contracts related to acquisition or disposition of properties.

     (a) Purchase Agreement dated December 31, 1980, between Hubris, Inc. and U.S. Shelter Corporation to purchase Parktown Townhouse.**

     (b) Purchase Agreement dated January 5, 1981, between Twin City Apartments, Inc. and U.S. Shelter Corporation to purchase The Village Apartments.**

     (c) Purchase Agreement dated January 2, 1981 between Carolina Housing Partners and U.S. Shelter Corporation to purchase Raintree Apartments.**

     **Filed as Exhibits 12(b), 12(c), and 12(d), respectively, to Amendment No. 1 of Registration Statement No. 2-69507 of Registrant filed February 2, 1981 and incorporated herein by reference.

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

(ii) Form of Management  Agreement with U.S.  Shelter  Corporation  subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.) [filed with Amendment No. 1 to Registration Statement, No. 2-69507, of Registrant and incorporated herein by reference].

(iii) Contracts related to refinancing of debt:

     (a) First Mortgage and Security Agreements dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One.***

     (b) Second Mortgage and Security Agreements dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One.***

     (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One.***

     (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties II Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Raintree, Parktown/Center Court, and Squire One.***

     (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties II Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Raintree, Parktown/Center Court, and Squire One.***

     (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties II Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties: Raintree, Parktown/Center Court, and Squire One.***

     ***Filed as Exhibit 10(iii) (a) through (f), respectively, to Form 10-KSB of Registrant for the year ended December 31, 1992 and incorporated herein by reference.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

99 Prospectus of Registrant dated February 2, 1981 [included in Registration Statement No. 2-69507 of Registrant and incorporated herein by reference].

                                                                      Exhibit 18



February 24, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty II Corporation
Corporate General Partner of Shelter Properties II
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Financial Statements of Shelter Properties II included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP