Form 10QSB
period 2000-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2000-05-15
CIK 319723

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

                   For the quarterly period ended March 31, 2000

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES II

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  1,425
   Receivables and deposits                                                      183
   Restricted escrows                                                            677
   Other assets                                                                  199
   Investment properties:
      Land                                                    $  1,814
      Buildings and related personal property                   25,073
                                                                26,887

      Less accumulated depreciation                            (18,207)        8,680

                                                                            $ 11,164

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                           $   52
   Tenant security deposit liabilities                                           149
   Accrued property taxes                                                        112
   Other liabilities                                                             330
   Mortgage notes payable                                                      8,037

Partners' (Deficit) Capital

   General partners                                            $  (124)
   Limited partners (27,500 units issued and
      outstanding)                                               2,608         2,484

                                                                            $ 11,164

                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                           Three Months Ended
                                                               March 31,
                                                         2000             1999
Revenues:
   Rental income                                        $1,501           $1,423
   Other income                                             63               64
      Total revenues                                     1,564            1,487

Expenses:
   Operating                                               623              622
   General and administrative                               53               53
   Depreciation                                            323              256
   Interest                                                155              191
   Property taxes                                          109              109
      Total expenses                                     1,263            1,231

Net income                                               $ 301           $  256

Net income allocated to general partners (1%)             $  3             $  3

Net income allocated to limited partners (99%)             298              253

                                                         $ 301           $ 256

Net income per limited partnership unit                 $10.84           $9.20

                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES II
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          27,500         $   2      $27,500    $27,502

Partners' (deficit) capital at
   December 31, 1999                    27,500        $ (127)     $ 2,310    $ 2,183

Net income for the three months
   ended March 31, 2000                     --             3          298        301

Partners' (deficit) capital at
   March 31, 2000                       27,500        $ (124)     $ 2,608    $ 2,484

                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000         1999
Cash flows from operating activities:
   Net income                                                    $  301        $ 256
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                323          256
        Amortization of discounts and loan costs                     24           22
        Change in accounts:
            Receivables and deposits                                186           71
            Other assets                                            (37)         (51)
            Accounts payable                                        (86)         (42)
            Tenant security deposit liabilities                      (1)           9
            Accrued property taxes                                  (83)        (124)
            Other liabilities                                      (112)          15

               Net cash provided by operating activities            515          412

Cash flows from investing activities:

   Property improvements and replacements                           (46)        (129)
   Net (deposits to) withdrawals from restricted escrows           (292)          20

               Net cash used in investing activities               (338)        (109)

Cash flows used in financing activities:

   Payments on mortgage notes payable                               (79)         (69)

Net increase in cash and cash equivalents                            98          234

Cash and cash equivalents at beginning of period                  1,327          576

Cash and cash equivalents at end of period                      $ 1,425       $  810

Supplemental disclosure of cash flow information:

   Cash paid for interest                                        $  158        $ 169

                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


                                                           Three Months Ended
                                                                March 31,
                                                           2000              1999
                                                             (in thousands)
     Net cash provided by operating activities            $  515            $ 412
        Payments on mortgage notes payable                   (79)             (69)
        Property improvements and replacements               (46)            (129)
        Change in restricted escrows, net                   (292)              20
        Changes in reserves for net operating
           liabilities                                       133              122
        Additional operating reserves                       (231)            (356)

           Net cash from operations                       $   --             $ --

For the three months ended March 31, 2000 and 1999, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $231,000 and $356,000, respectively to fund continuing capital improvement needs in order for the properties to remain competitive.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the three months ended March 31, 2000 and 1999 are as follows:

                                                          2000       1999
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                     $ 78       $ 76
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                                        32         28
Due to general partners                                     58         58

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $78,000 and $76,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $32,000 and $28,000 for the three months ended March 31, 2000 and 1999, respectively.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of March 31, 2000, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

AIMCO and its affiliates currently own 16,524 limited partnership units in the Partnership representing 60.087% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 60.087% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Segment Reporting

The Partnership has one reportable segment: residential properties, consisting of three apartment complexes one located in each of Texas, South Carolina, and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential       Other      Totals

Rental income                             $ 1,501         $  --     $ 1,501
Other income                                   62             1          63
Interest expense                              155            --         155
Depreciation                                  323            --         323
General and administrative expense             --            53          53
Segment profit (loss)                         353           (52)        301
Total assets                               11,119            45      11,164
Capital expenditures for investment
  properties                                   46            --          46


                 1999                   Residential       Other      Totals

Rental income                             $ 1,423         $  --     $ 1,423
Other income                                   61             3          64
Interest expense                              191            --         191
Depreciation                                  256            --         256
General and administrative expense             --            53          53
Segment profit (loss)                         306           (50)        256
Total assets                               10,177           257      10,434
Capital expenditures for investment
  properties                                  129            --         129

Note F - Legal Proceedings

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Parktown Townhouses
          Deer Park, Texas                             94%            95%

       Raintree Apartments
          Anderson, South Carolina                     96%            96%

       Signal Pointe Apartments
          Winter Park, Florida                         94%            95%

Results of Operations

The Partnership realized net income for the three months ended March 31, 2000 of approximately $301,000 compared to approximately $256,000 for the corresponding period in 1999. The increase in net income was due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to increased rental income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties. Partially offsetting the increases in average rental rates for the three months ended March 31, 2000 was a slight decrease in occupancy at Parktown Townhouses and Signal Pointe Apartments.

Total expenses increased primarily due to an increase in depreciation expense partially offset by a decrease in interest expense. Depreciation expense increased due to property improvements and replacements completed during the past twelve months that are now being depreciated. Interest expense decreased due to a decrease in the average outstanding debt balances. General and administrative expense remained stable over the comparable periods. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,425,000 compared to approximately $810,000 at March 31, 1999. Cash and cash equivalents increased approximately $98,000 from the Partnership's previous year ended December 31, 1999. The decrease is due to approximately $338,000 of cash used in investing activities and approximately $79,000 of cash used in financing activities which was offset by approximately $515,000 of cash provided by operating activities. Cash used in investing activities consisted of deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Parktown Townhouses

For 2000, the Partnership has budgeted approximately $113,000 for capital improvements at Parktown Townhouses, consisting primarily of structural improvements, floor covering replacements, appliance replacements and HVAC unit replacements. During the three months ended March 31, 2000, the Partnership completed approximately $28,000 of capital improvements, consisting primarily of flooring covering replacements and office equipment. These improvements were funded from operating cash flow.

Raintree Apartments

For 2000, the Partnership has budgeted approximately $73,000 for capital improvements at Raintree Apartments, consisting primarily of major landscaping, floor covering replacements and roof replacements. During the three months ended March 31, 2000, the Partnership completed approximately $11,000 of capital improvements, consisting primarily of flooring covering replacements, swimming pool enhancements and appliance replacements. These improvements were funded from operating cash flow.

Signal Pointe Apartments

For 2000, the Partnership has budgeted approximately $119,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements, appliance replacements and HVAC unit replacements. During the three months ended March 31, 2000, the Partnership completed approximately $7,000 of capital improvements, consisting primarily of flooring covering replacements and appliance replacements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,037,000, net of discount, is amortized over 257 months with required balloon payments of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

There were no distributions during the three months ended March 31, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $341,000 to $853,000. The reserve account balance at March 31, 2000 was approximately $654,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the remainder of 2000 or subsequent periods.

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

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2000:

               None.

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