Form 10QSB
period 2000-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2000-08-14
CIK 319723

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

                    For the quarterly period ended June 30, 2000

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES II

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $   483
   Receivables and deposits                                                      177
   Restricted escrows                                                            885
   Other assets                                                                  168
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   25,269
                                                                27,083

      Less accumulated depreciation                            (18,442)        8,641

                                                                            $ 10,354

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                           $   82
   Tenant security deposit liabilities                                           142
   Accrued property taxes                                                        223
   Other liabilities                                                             240
   Mortgage notes payable                                                      7,985

Partners' (Deficit) Capital

   General partners                                            $  (132)
   Limited partners (27,500 units issued and
      outstanding)                                               1,814         1,682

                                                                            $ 10,354

                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                       2000          1999         2000         1999
Revenues:
   Rental income                     $ 1,507       $ 1,411       $ 3,008      $ 2,834
   Other income                           92            73           155          137
       Total revenues                  1,599         1,484         3,163        2,971

Expenses:
   Operating                             655           541         1,278        1,163
   General and administrative             67            41           120           94
   Depreciation                          235           243           558          499
   Interest                              197           189           352          380
   Property taxes                        112           107           221          216
       Total expenses                  1,266         1,121         2,529        2,352

Net income                            $  333         $ 363         $ 634        $ 619

Net income allocated to
   general partners (1%)               $   3           $ 3           $ 6          $ 6
Net income allocated to
   limited partners (99%)                330           360           628          613

                                      $  333         $ 363         $ 634        $ 619
Net income per limited
   partnership unit                  $ 12.00       $ 13.09       $ 22.84      $ 22.29

Distributions per limited
    partnership unit                 $ 40.87         $  --       $ 40.87       $   --


                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES II
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          27,500         $   2      $27,500    $27,502

Partners' (deficit) capital at
   December 31, 1999                    27,500        $ (127)     $ 2,310    $ 2,183

Distributions to partners                   --           (11)      (1,124)    (1,135)

Net income for the six months
   ended June 30, 2000                      --             6          628        634

Partners' (deficit) capital at
   June 30, 2000                        27,500        $ (132)     $ 1,814    $ 1,682

                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000         1999
Cash flows from operating activities:

   Net income                                                    $  634        $ 619
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                558          499
        Amortization of discounts and loan costs                     61           53
        Change in accounts:
            Receivables and deposits                                192           (9)
            Other assets                                            (16)         (84)
            Accounts payable                                        (56)         (27)
            Tenant security deposit liabilities                     (53)           9
            Accrued property taxes                                   73          (18)
            Other liabilities                                      (202)           5

               Net cash provided by operating activities          1,191        1,047

Cash flows from investing activities:

   Property improvements and replacements                          (242)        (611)
   Net (deposits to) withdrawals from restricted escrows           (500)         338

               Net cash used in investing activities               (742)        (273)

Cash flows from financing activities:

   Distributions to partners                                     (1,135)          --
   Payments on mortgage notes payable                              (158)        (146)

               Net cash used in financing activity               (1,293)        (146)

Net (decrease) increase in cash and cash equivalents               (844)         628

Cash and cash equivalents at beginning of period                  1,327          576

Cash and cash equivalents at end of period                       $  483       $ 1,204

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  315        $ 327


                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                                            Six Months Ended
                                                                June 30,
                                                          2000            1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,191        $ 1,047
        Payments on mortgage notes payable                  (158)          (146)
        Property improvements and replacements              (242)          (611)
        Change in restricted escrows, net                   (500)           338
        Changes in reserves for net operating
           liabilities                                        62            124
        Additional operating reserves                       (353)          (752)

           Net cash from operations                       $   --           $ --

For the six months ended June 30, 2000 and 1999, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $353,000 and $752,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the six months ended June 30, 2000 and 1999 are as follows:

                                                          2000       1999
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                     $157       $150
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                                        66         66
Due to general partners                                     58         58

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $157,000 and $150,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $66,000 for both the six months ended June 30, 2000 and 1999.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of June 30, 2000, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

AIMCO and its affiliates currently own 16,634 limited partnership units in the Partnership representing 60.487% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 60.487% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the six months ended June 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). No distributions were made during the six months ended June 30, 1999.

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

Measurement of segment profit and loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000     Residential      Other       Totals

Rental income                             $ 1,507         $ --      $ 1,507
Other income                                   90             2          92
Interest expense                              197            --         197
Depreciation                                  235            --         235
General and administrative expense             --            67          67
Segment profit (loss)                         398           (65)        333


    Six Months Ended June 30, 2000      Residential      Other       Totals

Rental income                             $ 3,008         $ --      $ 3,008
Other income                                  152             3         155
Interest expense                              352            --         352
Depreciation                                  558            --         558
General and administrative expense             --           120         120
Segment profit (loss)                         751          (117)        634
Total assets                               10,103           251      10,354
Capital expenditures for investment
  properties                                  242            --         242


   Three Months Ended June 30, 1999     Residential      Other       Totals

Rental income                             $ 1,411         $ --      $ 1,411
Other income                                   71             2          73
Interest expense                              189            --         189
Depreciation                                  243            --         243
General and administrative expense             --            41          41
Segment profit (loss)                         402           (39)        363


    Six Months Ended June 30, 1999      Residential      Other       Totals

Rental income                             $ 2,834         $ --      $ 2,834
Other income                                  132             5         137
Interest expense                              380            --         380
Depreciation                                  499            --         499
General and administrative expense             --            94          94
Segment profit (loss)                         708           (89)        619
Total assets                               10,642           210      10,852
Capital expenditures for investment
  properties                                  611            --         611

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                       2000           1999
       Parktown Townhouses
          Deer Park, Texas                             94%            93%
       Raintree Apartments
          Anderson, South Carolina                     95%            96%
       Signal Pointe Apartments
          Winter Park, Florida                         95%            94%

Results of Operations

The Partnership realized net income for the six months ended June 30, 2000 of approximately $634,000 compared to approximately $619,000 for the corresponding period in 1999. For the three month periods ended June 30, 2000 and 1999, the Partnership realized net income of approximately $333,000 and $363,000, respectively. The increase in net income for the six months ended June 30, 2000 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the three months ended June 30, 2000 was due to an increase in total expenses partially offset by an increase in total revenues. Total expenses for the six months ended June 30, 2000 increased primarily due to an increase in operating and depreciation expenses and, to a lesser extent, an increase in general and administrative expense partially offset by a decrease in interest expense. Total expenses for the three months ended June 30, 2000 increased primarily due to an increase in operating and general and administrative expenses. Operating expense increased primarily as a result of increased salary expense, insurance premiums, commissions, and bonuses at all of the Partnership's properties. Depreciation expense for the six months ended June 30, 2000 increased due to property improvements and replacements completed during the past twelve months. Interest expense decreased for the six months ended June 30, 2000 due to a decrease in the average outstanding debt balances. Total revenues for the three and six month periods ended June 30, 2000 increased primarily due to increased rental income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties. Partially offsetting the increases in average rental rates for the three and six months ended June 30, 2000 was a slight decrease in occupancy at Raintree Apartments.

General and administrative expense increased due to increased professional fees associated with managing the Partnership. Included in general and administrative expenses at both June 30, 2000 and 1999, are reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $483,000 compared to approximately $1,204,000 at June 30, 1999. Cash and cash equivalents decreased approximately $844,000 from the Partnership's previous year ended December 31, 1999. The decrease is due to approximately $742,000 of cash used in investing activities and approximately $1,293,000 of cash used in financing activities which was partially offset by approximately $1,191,000 of cash provided by operating activities. Cash used in investing activities consisted of deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions to the partners. The Partnership invests it working capital reserves in money market accounts.

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

Parktown Townhouses

For 2000, the Partnership has budgeted approximately $113,000 for capital improvements at Parktown Townhouses, consisting primarily of structural improvements, floor covering replacements, appliance replacements and HVAC unit replacements. During the six months ended June 30, 2000, the Partnership completed approximately $58,000 of capital improvements, consisting primarily of flooring covering replacements, office equipment, and appliance replacements. These improvements were funded from operating cash flow.

Raintree Apartments

For 2000, the Partnership has budgeted approximately $73,000 for capital improvements at Raintree Apartments, consisting primarily of major landscaping, floor covering replacements and roof replacements. During the six months ended June 30, 2000, the Partnership completed approximately $58,000 of budgeted and unbudgeted capital improvements, consisting primarily of roof replacement, flooring covering replacements, appliance replacements, swimming pool enhancements, and major landscaping. These improvements were funded from operating cash flow.

Signal Pointe Apartments

For 2000, the Partnership has budgeted approximately $119,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements, appliance replacements and HVAC unit replacements. During the six months ended June 30, 2000, the Partnership completed approximately $126,000 of budgeted and unbudgeted capital improvements, consisting primarily of flooring covering, appliance, and air conditioning replacements, structural and other improvements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,985,000, net of discount, is amortized over 257 months with required balloon payments of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). No distributions were made during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $341,000 to $853,000. The reserve account balance at June 30, 2000 was approximately $861,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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