Form 10QSB
period 2000-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2000-11-13
CIK 319723

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

                 For the quarterly period ended September 30, 2000

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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $   849
   Receivables and deposits                                                      180
   Restricted escrows                                                            896
   Other assets                                                                  166
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   25,481
                                                                27,295
      Less accumulated depreciation                            (18,664)        8,631

                                                                            $ 10,722
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $   67
   Tenant security deposit liabilities                                           138
   Accrued property taxes                                                        337
   Other liabilities                                                             256
   Mortgage notes payable                                                      7,918

Partners' (Deficit) Capital
   General partners                                            $  (128)
   Limited partners (27,500 units issued and
      outstanding)                                               2,134         2,006

                                                                            $ 10,722

                   See Accompanying Notes to Financial Statements

b)

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                       2000          1999         2000         1999
Revenues:
   Rental income                     $ 1,559       $ 1,465       $ 4,567      $ 4,299
   Other income                           93            64           248          201
       Total revenues                  1,652         1,529         4,815        4,500

Expenses:
   Operating                             706           810         1,984        1,973
   General and administrative            106            64           226          158
   Depreciation                          222           201           780          700
   Interest                              181           187           533          567
   Property taxes                        113           108           334          324
       Total expenses                  1,328         1,370         3,857        3,722

Net income                             $ 324         $ 159         $ 958        $ 778

Net income allocated to
   general partners (1%)               $   3         $   2         $  10          $ 8
Net income allocated to
   limited partners (99%)                321           157           948          770

                                      $  324         $ 159         $ 958        $ 778
Net income per limited
   partnership unit                  $ 11.67        $ 5.71       $ 34.47      $ 28.00

Distributions per limited
    partnership unit                   $ --        $ 10.80       $ 40.87      $ 10.80

                   See Accompanying Notes to Financial Statements

c)

                               SHELTER PROPERTIES II
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          27,500        $    2      $27,500    $27,502

Partners' (deficit) capital at
   December 31, 1999                    27,500        $ (127)     $ 2,310    $ 2,183

Distributions to partners                   --           (11)      (1,124)    (1,135)

Net income for the nine months
   ended September 30, 2000                 --            10          948        958

Partners' (deficit) capital at
   September 30, 2000                   27,500        $ (128)     $ 2,134    $ 2,006

                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                    $  958        $ 778
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                780          700
        Amortization of discounts and loan costs                     88           79
        Loss on disposal of property                                 --           11
        Change in accounts:
            Receivables and deposits                                189         (102)
            Other assets                                            (28)         (62)
            Accounts payable                                        (71)         (32)
            Tenant security deposit liabilities                     (57)          19
            Accrued property taxes                                  187           90
            Other liabilities                                      (186)           5

               Net cash provided by operating activities          1,860        1,486

Cash flows from investing activities:
   Property improvements and replacements                          (454)      (1,127)
   Net (deposits to) withdrawals from restricted escrows           (511)         604

               Net cash used in investing activities               (965)        (523)

Cash flows from financing activities:
   Distributions to partners                                     (1,135)        (300)
   Payments on mortgage notes payable                              (238)        (222)

               Net cash used in financing activity               (1,373)        (522)

Net (decrease) increase in cash and cash equivalents               (478)         441

Cash and cash equivalents at beginning of period                  1,327          576

Cash and cash equivalents at end of period                       $  849      $ 1,017

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  470        $ 488

                   See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                                            Nine Months Ended
                                                              September 30,
                                                          2000            1999
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,860        $ 1,486
        Payments on mortgage notes payable                  (238)          (222)
        Property improvements and replacements              (454)        (1,127)
        Change in restricted escrows, net                   (511)           604
        Changes in reserves for net operating
           liabilities                                       (34)            82
        Additional operating reserves                       (307)          (823)

           Net cash from operations                       $ 316          $   --

For the nine months ended September 30, 2000 and 1999, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $307,000 and $823,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the nine months ended September 30, 2000 and 1999 are as follows:

                                                              2000        1999
                                                               (in thousands)
Property management fees (included in
  operating expenses)                                         $238        $226
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                                           145         129
Due to general partners (included in other liabilities)         58          58

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $238,000 and $226,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $145,000 and $129,000 for the nine months ended September 30, 2000 and 1999, respectively.

During 1983, a liability of approximately $58,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of September 30, 2000, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the Corporate General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Parktown Townhouses, Raintree Apartments, and Signal Pointe Apartments owned by the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 17,637 limited partnership units in the Partnership representing 64.135% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.135% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a cash distribution from operations of approximately $316,000 (approximately $313,000 to the limited partners or $11.38 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership paid cash distributions from operations of approximately $300,000 (approximately $297,000 to the limited partners or $10.80 per limited partnership unit).

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


 Three Months Ended September 30, 2000    Residential      Other       Totals

Rental income                               $ 1,559         $ --      $ 1,559
Other income                                     92             1          93
Interest expense                                181            --         181
Depreciation                                    222            --         222
General and administrative expense               --           106         106
Segment profit (loss)                           429          (105)        324


  Nine Months Ended September 30, 2000    Residential      Other       Totals

Rental income                               $ 4,567         $ --      $ 4,567
Other income                                    244             4         248
Interest expense                                533            --         533
Depreciation                                    780            --         780
General and administrative expense               --           226         226
Segment profit (loss)                         1,180          (222)        958
Total assets                                 10,565           157      10,722
Capital expenditures for investment
  properties                                    454            --         454


 Three Months Ended September 30, 1999    Residential      Other       Totals

Rental income                               $ 1,465         $ --      $ 1,465
Other income                                     63             1          64
Interest expense                                187            --         187
Depreciation                                    201            --         201
General and administrative expense               --            64          64
Segment profit (loss)                           222           (63)        159


  Nine Months Ended September 30, 1999    Residential      Other       Totals

Rental income                               $ 4,299         $ --      $ 4,299
Other income                                    195             6         201
Interest expense                                567            --         567
Depreciation                                    700            --         700
General and administrative expense               --           158         158
Segment profit (loss)                           930          (152)        778
Total assets                                 10,602           162      10,764
Capital expenditures for investment
  properties                                  1,127            --       1,127


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                            Average
                                                           Occupancy
       Property                                       2000           1999
       Parktown Townhouses
          Deer Park, Texas                             95%            94%
       Raintree Apartments
          Anderson, South Carolina                     95%            95%
       Signal Pointe Apartments
          Winter Park, Florida                         95%            95%

Results of Operations

The Partnership realized net income for the nine months ended September 30, 2000 of approximately $958,000 compared to approximately $778,000 for the corresponding period in 1999. For the three month periods ended September 30, 2000 and 1999, the Partnership realized net income of approximately $324,000 and $159,000, respectively. The increase in net income for the nine months ended September 30, 2000 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net income for the three months ended September 30, 1999, is due to an increase in total revenues and, to a lesser extent, a decrease in total expenses. Total revenues for the three and nine months ended September 30, 2000 increased primarily due to an increase in rental and, to a lesser extent, other income. The increase in rental income is primarily due to an increase in the average rental rates at the three investment properties. The increase in other income is primarily due to an increase in interest income as a result of larger average cash balances held in interest bearing accounts.

Total expenses for the nine months ended September 30, 2000 increased primarily due to an increase in depreciation and general and administrative expenses partially offset by a decrease in interest expense. Total expenses for the three months ended September 30, 2000 decreased primarily due to a decrease in operating expense largely offset by an increase in depreciation and general and administrative expenses. Depreciation expense for the nine months ended September 30, 2000 increased due to property improvements and replacements completed during the past twelve months. Interest expense decreased for the nine months ended September 30, 2000 due to a decrease in the average outstanding debt balances. The decrease in operating expense during the three months ended September 30, 2000, is primarily due to the fact that no expenses were incurred during the third quarter of 2000 for repairs as was incurred for repairs during the third quarter of 1999 for fire damage to four units at Parktown Townhouses.

General and administrative expense increased due to an increase in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $849,000 compared to approximately $1,017,000 at September 30, 1999. Cash and cash equivalents decreased approximately $478,000 from the Partnership's previous year ended December 31, 1999. The decrease is due to approximately $965,000 of cash used in investing activities and approximately $1,373,000 of cash used in financing activities which was partially offset by approximately $1,860,000 of cash provided by operating activities. Cash used in investing activities consisted of net deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Parktown Townhouses

For 2000, the Partnership has budgeted approximately $113,000 for capital improvements at Parktown Townhouses, consisting primarily of structural improvements, floor covering replacements, appliance replacements and HVAC unit replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $165,000 of budgeted and unbudgeted capital improvements, consisting primarily of floor covering replacements, air conditioning improvements, exterior painting, parking lot enhancements, and appliance replacements. These improvements were funded from operating cash flow.

Raintree Apartments

For 2000, the Partnership has budgeted approximately $73,000 for capital improvements at Raintree Apartments, consisting primarily of major landscaping, floor covering replacements and roof replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $80,000 of budgeted and unbudgeted capital improvements, consisting primarily of roof replacement, floor covering replacements, appliance replacements, and major landscaping. These improvements were funded from operating cash flow.

Signal Pointe Apartments

For 2000, the Partnership has budgeted approximately $181,000 for capital improvements at Signal Pointe Apartments, consisting primarily of structural improvements, floor covering replacements, appliance replacements and HVAC unit replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $209,000 of budgeted and unbudgeted capital improvements, consisting primarily of floor covering and air conditioning replacements, and structural and other improvements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,918,000, net of discount, is amortized over 257 months with required balloon payments of approximately $7,370,000 due on November 15, 2002. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a cash distribution from operations of approximately $316,000 (approximately $313,000 to the limited partners or $11.38 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership paid cash distributions from operations of approximately $300,000 (approximately $297,000 to the limited partners or $10.80 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $341,000 to $853,000. The reserve account balance at September 30, 2000 was approximately $872,000. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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