Form 10QSB
period 2001-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2001-05-09
CIK 319723

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

                   For the quarterly period ended March 31, 2001

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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   681
   Receivables and deposits                                                      445
   Restricted escrows                                                             24
   Other assets                                                                  682
   Investment properties:
      Land                                                    $  1,814
      Buildings and related personal property                   25,915
                                                                27,729
      Less accumulated depreciation                            (19,148)        8,581

                                                                            $ 10,413
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   102
   Tenant security deposit liabilities                                           138
   Accrued property taxes                                                        114
   Other liabilities                                                             447
   Mortgage notes payable                                                     19,656

Partners' Deficit
   General partners                                            $ (140)
   Limited partners (27,500 units issued and
      outstanding)                                              (9,904)      (10,044)

                                                                            $ 10,413


                   See Accompanying Notes to Financial Statements


b)

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                           Three Months Ended
                                                               March 31,
                                                         2001             2000
Revenues:
   Rental income                                        $1,544           $1,501
   Other income                                            121               63
      Total revenues                                     1,665            1,564

Expenses:
   Operating                                               649              623
   General and administrative                               89               53
   Depreciation                                            257              323
   Interest                                                363              155
   Property taxes                                          114              109
      Total expenses                                     1,472            1,263

Net income                                               $ 193           $  301

Net income allocated to general partners (1%)            $   2           $    3

Net income allocated to limited partners (99%)             191              298

                                                         $ 193           $  301

Net income per limited partnership unit                 $ 6.95           $10.84

Distributions per limited partnership unit              $54.76            $  --

                   See Accompanying Notes to Financial Statements

c)

                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $ 27,502

Partners' deficit at
   December 31, 2000                    27,500        $ (136)     $(8,589)    $ (8,725)

Distributions to partners                   --            (6)      (1,506)      (1,512)

Net income for the three months
   ended March 31, 2001                     --             2          191          193

Partners' deficit capital at
   March 31, 2001                       27,500        $ (140)     $(9,904)    $(10,044)

                   See Accompanying Notes to Financial Statements


d)

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net income                                                      $  193        $ 301
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                    257          323
     Amortization of discounts and loan costs                          7           24
     Change in accounts:
      Receivables and deposits                                       402          186
      Other assets                                                   (89)         (37)
      Accounts payable                                               (46)         (86)
      Tenant security deposit liabilities                              6           (1)
      Accrued property taxes                                        (133)         (83)
      Other liabilities                                              115         (112)

        Net cash provided by operating activities                    712          515

Cash flows from investing activities:
   Property improvements and replacements                           (262)         (46)
   Net withdrawals from (deposits to) restricted escrows             884         (292)

        Net cash provided by (used in) investing activities          622         (338)

Cash flows from financing activities:
   Payments on mortgage notes payable                                (74)         (79)
   Loan cost paid                                                    (16)          --
   Distributions paid to partners                                 (1,512)          --

        Net cash used in financing activities                     (1,602)         (79)

Net (decrease) increase in cash and cash equivalents                (268)          98

Cash and cash equivalents at beginning of period                     949        1,327

Cash and cash equivalents at end of period                        $ 681       $ 1,425

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 237        $ 158

                   See Accompanying Notes to Financial Statements


e)

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                           Three Months Ended
                                                                March 31,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities            $  712          $ 515
        Payments on mortgage notes payable                   (74)           (79)
        Property improvements and replacements              (262)           (46)
        Change in restricted escrows, net                    884           (292)
        Changes in reserves for net operating
           liabilities                                      (255)           133
        Additional operating reserves                       (781)          (231)

           Net cash from operations                       $  224          $  --

For the three months ended March 31, 2001 and 2000, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $781,000 and $231,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the three months ended March 31, 2001 and 2000 are as follows:

                                                          2001       2000
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                     $ 82       $ 78
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                                        44         32
Due to general partners                                     58         58

During the three months ended March 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $82,000 and $78,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $44,000 and $32,000 for the three months ended March 31, 2001 and 2000, respectively.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of March 31, 2001, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 19,140 limited partnership units in the Partnership representing 69.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include, without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.60% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership distributed approximately $1,512,000 to the partners (approximately $1,506,000 to limited partners or $54.76 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership distributed approximately $224,000 to the partners (approximately $213,000 to limited partners or $7.75 per limited partnership unit) from operations. No distributions were made during the three months ended March 31, 2000.

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Parktown Townhouses
          Deer Park, Texas                             96%            94%
       Raintree Apartments
          Anderson, South Carolina                     95%            96%
       Signal Pointe Apartments
          Winter Park, Florida (1)                     91%            94%

(1) The decrease in occupancy at Signal Pointe Apartments is due to increased competition and new construction of competing units within the Orlando market area, the initiation of sub-metering and the purchase of new homes.

Results of Operations

The Partnership realized net income for the three months ended March 31, 2001 of approximately $193,000 compared to approximately $301,000 for the corresponding period in 2000. The decrease in net income was due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to increased rental income and other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties, partially offset by a decrease in occupancy at Signal Pointe Apartments, as discussed above. Other income increased primarily due to increased interest income due to higher average cash balances in interest bearing accounts and increases in tenant reimbursements.

Total expenses for the three months ended March 31, 2001 increased primarily due to an increase in operating, interest and general and adminstrative expenses partially offset by a decrease in depreciation expense. Operating expense increased primarily due to increases in gas utility bills at Parktowne Townhouses and increases in employee compensation at Raintree Apartments and Parktowne Townhouses. These increases were partially offset by a decrease in maintenance expense due to a decrease in contract yard and grounds improvements and contract decorating at all three of the Partnership's properties. Interest expense increased due to the refinancing of the mortgage notes for all three properties in December 2000. General and adminstrative expense increased primarily due to an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Depreciation expense decreased in the first quarter 2001 due to the cost of assets that became fully depreciated in the first quarter 2000 exceeded the depreciation on the cost of new additions.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $681,000 compared to approximately $1,425,000 at March 31, 2000. Cash and cash equivalents decreased approximately $268,000 from the Partnership's previous year ended December 31, 2000. The decrease is due to approximately $1,602,000 of cash used in financing activities partially offset by approximately $622,000 of cash provided by investing activities and approximately $712,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties, additional loan costs and distributions to the partners. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

For 2001, the Partnership has budgeted approximately $90,000 for capital improvements at Parktown Townhouses, consisting primarily of parking lot resurfacing, floor covering replacements, appliance replacements and laundry room enhancements. During the three months ended March 31, 2001, the Partnership completed approximately $173,000 of capital improvements, consisting primarily of floor covering replacements, resurfacing, major landscaping, plumbing fixtures and other building improvements. These improvements were funded from operating cash flow.

Raintree Apartments

For 2001, the Partnership has budgeted approximately $48,000 for capital improvements at Raintree Apartments, consisting primarily of appliance replacements, floor covering replacements and club house renovations. During the three months ended March 31, 2001, the Partnership completed approximately $17,000 of capital improvements, consisting primarily of floor covering replacements, cabinet replacements, fencing enhancements and computer replacement. These improvements were funded from operating cash flow.

Signal Pointe Apartments

For 2001, the Partnership has budgeted approximately $101,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements, appliance replacements and HVAC unit replacements. During the three months ended March 31, 2001, the Partnership completed approximately $72,000 of capital improvements, consisting primarily of floor covering replacements, HVAC replacement, major landscaping, and structural enhancements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,656,000 is amortized over 237 months with no required balloon payment at maturity.

During the three months ended March 31, 2001, the Partnership paid cash distributions of approximately $1,512,000 to the partners (approximately $1,506,000 to the limited partners or $54.76 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership distributed approximately $224,000 to the partners (approximately $213,000 to the limited partners or $7.75 per limited partnership unit) from operations. No distributions were made during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 19,140 limited partnership units in the Partnership representing 69.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include, without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.60% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

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