Form 10QSB
period 2001-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2001-08-02
CIK 319723

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

                    For the quarterly period ended June 30, 2001

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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   485
   Receivables and deposits                                                      324
   Restricted escrows                                                             25
   Other assets                                                                  661
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   26,076
                                                                27,890
      Less accumulated depreciation                            (19,413)        8,477

                                                                            $ 9,972
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 75
   Tenant security deposit liabilities                                           132
   Accrued property taxes                                                        228
   Other liabilities                                                             362
   Mortgage notes payable                                                     19,544

Partners' Deficit
   General partners                                            $ (153)
   Limited partners (27,500 units issued and
      outstanding)                                             (10,216)      (10,369)

                                                                            $ 9,972

                   See Accompanying Notes to Financial Statements


b)

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                       2001          2000         2001         2000
Revenues:
   Rental income                     $ 1,520       $ 1,507       $ 3,064      $ 3,008
   Other income                          101            92           222          155
       Total revenues                  1,621         1,599         3,286        3,163

Expenses:
   Operating                             697           655         1,346        1,278
   General and administrative             43            67           132          120
   Depreciation                          265           235           522          558
   Interest                              360           197           723          352
   Property taxes                        115           112           229          221
       Total expenses                  1,480         1,266         2,952        2,529

Net income                            $ 141         $ 333         $ 334        $ 634

Net income allocated to
   general partners (1%)               $ 1           $ 3           $ 3          $ 6
Net income allocated to
   limited partners (99%)                140           330           331          628

                                      $ 141         $ 333         $ 334        $ 634
Net income per limited
   partnership unit                   $ 5.09       $ 12.00       $ 12.04      $ 22.84

Distributions per limited
    partnership unit                 $ 16.44       $ 40.87       $ 71.20      $ 40.87

                   See Accompanying Notes to Financial Statements


c)

                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except per unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         27,500          $ 2       $ 27,500    $ 27,502

Partners' deficit at
   December 31, 2000                   27,500         $ (136)    $ (8,589)   $ (8,725)

Distributions to partners                  --            (20)      (1,958)     (1,978)

Net income for the six months
   ended June 30, 2001                     --              3          331         334

Partners' deficit at
   June 30, 2001                       27,500         $ (153)    $(10,216)   $(10,369)

                   See Accompanying Notes to Financial Statements

d)

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                    $ 334        $ 634
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  522          558
      Amortization of discounts and loan costs                       13           61
      Change in accounts:
        Receivables and deposits                                    523          192
        Other assets                                                (52)         (16)
        Accounts payable                                            (73)         (56)
        Tenant security deposit liabilities                          --          (53)
        Accrued property taxes                                      (19)          73
        Other liabilities                                            30         (202)

               Net cash provided by operating activities          1,278        1,191

Cash flows from investing activities:
   Property improvements and replacements                          (423)        (242)
   Net withdrawals from (deposits to) restricted escrows            883         (500)

               Net cash provided by (used in) investing
                  activities                                        460         (742)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (186)        (158)
   Loan cost paid                                                   (38)          --
   Distributions to partners                                     (1,978)      (1,135)

               Net cash used in financing activities             (2,202)      (1,293)

Net decrease in cash and cash equivalents                          (464)        (844)

Cash and cash equivalents at beginning of period                    949        1,327

Cash and cash equivalents at end of period                       $ 485        $ 483

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 591        $ 315

                   See Accompanying Notes to Financial Statements


e)

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                            Six Months Ended
                                                                June 30,
                                                          2001             2000
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,278        $ 1,191
        Payments on mortgage notes payable                  (186)          (158)
        Property improvements and replacements              (423)          (242)
        Change in restricted escrows, net                    883           (500)
        Changes in reserves for net operating
           liabilities                                      (409)            62
        Additional operating reserves                     (1,143)          (353)

           Net cash from operations                       $ --             $ --

For the six months ended June 30, 2001 and 2000, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $1,143,000 and $353,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the six months ended June 30, 2001 and 2000 are as follows:

                                                          2001       2000
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                     $165       $157
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                                       101         66
Due to general partners                                     58         58

During the six months ended June 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $165,000 and $157,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $101,000 and $66,000 for the six months ended June 30, 2001 and 2000, respectively.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of June 30, 2001, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,193.50 limited partnership units in the Partnership representing 69.80% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include, without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.80% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership distributed approximately $1,978,000 to the partners (approximately $1,958,000 to limited partners or $71.20 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit).

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000
       Parktown Townhouses (1)
          Deer Park, Texas                             92%            94%
       Raintree Apartments
          Anderson, South Carolina                     94%            95%
       Signal Pointe Apartments (2)
          Winter Park, Florida                         91%            95%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding causing 70% of the property to be unavailable for occupancy. It is expected that a majority of the damage costs will be covered by insurance. The Corporate General Partner is currently involved in discussions relating to the redevelopment of the property.

(2) The Corporate General Partner attributes the decrease in occupancy to softening of the rental market in the area.

Results of Operations

The Partnership realized net income for the six months ended June 30, 2001 of approximately $334,000 compared to approximately $634,000 for the corresponding period in 2000. For the three month periods ended June 30, 2001 and 2000, the Partnership realized net income of approximately $141,000 and $333,000, respectively. The decrease in net income for the three and six months ended June 30, 2001 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to increased rental income and other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties, partially offset by a decrease in occupancy at all of the Partnership's properties. Other income increased primarily due to increased interest income due to higher average cash balances in interest bearing accounts and increases in tenant reimbursements.

Total expenses for the six months ended June 30, 2001 increased primarily due to an increase in operating, interest and general and administrative expense. Operating expense increased for the six months ended June 30, 2001 primarily due to increases in gas utility bills at Parktown Townhouses and increases in employee compensation at Raintree Apartments and Parktown Townhouses. These increases were partially offset by a decrease in maintenance expense due to a decrease in contract yard and grounds improvements and contract decorating at all three of the Partnership's properties. Interest expense increased due to the refinancing of the mortgage notes for all three properties in December 2000.

General and administrative expenses increased for the six months ended June 30, 2001 primarily due to an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total expenses for the three months ended June 30, 2001, increased primarily due to an increase in operating and interest expense, as discussed above, and depreciation expense. Depreciation expense increased for the three months ended June 30, 2001 due to capital improvements placed into service during this period and decreased for the six months ended June 30, 2001 due to the costs of assets that became fully depreciated in the first and second quarters of 2000 exceeding the depreciation on the cost of new additions.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $485,000 compared to approximately $483,000 at June 30, 2000. Cash and cash equivalents decreased approximately $464,000 from the Partnership's previous year ended December 31, 2000. The decrease is due to approximately $2,202,000 of cash used in financing activities which was partially offset by approximately $1,278,000 of cash provided by operating activities and approximately $460,000 of cash provided by investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties, new loan costs, and distributions to the partners. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests it working capital reserves in interest bearing accounts.

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

Parktown Townhouses

For 2001, the Partnership has budgeted approximately $169,000 for capital improvements at Parktown Townhouses, consisting primarily of parking lot improvements, floor covering replacements, appliance replacements, and laundry room enhancements. During the six months ended June 30, 2001, the Partnership completed approximately $229,000 of budgeted and unbudgeted capital improvements, consisting primarily of floor covering replacements, office computers, parking lot improvements, plumbing fixtures, HVAC, major landscaping, and structural improvements. These improvements were funded from operating cash flow.

Raintree Apartments

For 2001, the Partnership has budgeted approximately $104,000 for capital improvements at Raintree Apartments, consisting primarily of appliance replacements, floor covering replacements, and club house renovations. During the six months ended June 30, 2001, the Partnership completed approximately $57,000 of budgeted and unbudgeted capital improvements, consisting primarily of floor covering replacements, cabinet enhancements, and structural improvements. These improvements were funded from operating cash flow.

Signal Pointe Apartments

For 2001, the Partnership has budgeted approximately $158,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements, appliance replacements and HVAC unit replacements. During the six months ended June 30, 2001, the Partnership completed approximately $137,000 of budgeted and unbudgeted capital improvements, consisting primarily of flooring covering, appliance, and HVAC replacements, structural and other improvements and major landscaping. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,544,000 is amortized over 237 months with no required balloon payment at maturity.

During the six months ended June 30, 2001, the Partnership distributed approximately $1,978,000 to the partners (approximately $1,958,000 to limited partners or $71.20 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,193.50 limited partnership units in the Partnership representing 69.80% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include, without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.80% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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