Form 10QSB
period 2001-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2001-11-14
CIK 319723

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

              For the quarterly period ended September 30, 2001

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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $   160
   Receivables and deposits                                                    8,486
   Restricted escrows                                                             25
   Other assets                                                                  665
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   24,286
                                                                26,100
      Less accumulated depreciation                            (18,140)        7,960

                                                                            $ 17,296
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $ 3,248
   Tenant security deposit liabilities                                           116
   Accrued property taxes                                                        359
   Other liabilities                                                             407
   Due to affiliate                                                            3,527
   Mortgage notes payable                                                     19,429

Partners' Deficit
   General partners                                            $ (147)
   Limited partners (27,500 units issued and
      outstanding)                                              (9,643)       (9,790)

                                                                            $ 17,296

                See Accompanying Notes to Financial Statements


b)

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                       2001          2000         2001         2000
Revenues:
   Rental income                     $ 1,619       $ 1,559       $ 4,683      $ 4,567
   Other income                           80            93           302          248
       Total revenues                  1,699         1,652         4,985        4,815

Expenses:
   Operating                             532           706         1,878        1,984
   General and administrative             65           106           197          226
   Depreciation                          171           222           693          780
   Interest                              288           181         1,011          533
   Property taxes                         64           113           293          334
       Total expenses                  1,120         1,328         4,072        3,857

Net income                            $ 579         $ 324         $ 913        $ 958

Net income allocated to
   general partners (1%)               $ 6           $ 3           $ 9         $ 10
Net income allocated to
   limited partners (99%)                573           321           904          948

                                      $ 579         $ 324         $ 913        $ 958
Net income per limited
   partnership unit                  $ 20.84       $ 11.67       $ 32.87      $ 34.47

Distributions per limited
    partnership unit                   $ --          $ --        $ 71.20      $ 40.87

                See Accompanying Notes to Financial Statements


c)

                              SHELTER PROPERTIES II
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         27,500          $ 2       $ 27,500    $ 27,502

Partners' deficit at
   December 31, 2000                   27,500         $ (136)    $ (8,589)   $ (8,725)

Distributions to partners                  --            (20)      (1,958)     (1,978)

Net income for the nine months
   ended September 30, 2001                --              9          904         913

Partners' deficit at
   September 30, 2001                  27,500         $ (147)    $ (9,643)   $ (9,790)

                See Accompanying Notes to Financial Statements

d)
                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                    $ 913        $ 958
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  693          780
      Amortization of discounts and loan costs                       20           88
      Change in accounts:
        Receivables and deposits                                 (4,722)         189
        Other assets                                                (41)         (28)
        Accounts payable                                            340          (71)
        Tenant security deposit liabilities                         (16)         (57)
        Accrued property taxes                                      112          187
        Due to affiliate                                             14           --
        Other liabilities                                            75         (186)

            Net cash (used in) provided by operating
              activities                                         (2,612)       1,860

Cash flows from investing activities:
   Property improvements and replacements                        (1,118)        (454)
   Net insurance proceeds                                           884           --
   Net withdrawals from (deposits to) restricted escrows            883         (511)

            Net cash provided by (used in) investing
              activities                                            649         (965)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (301)        (238)
   Draws on due to affiliate                                      3,513           --
   Loan cost paid                                                   (60)          --
   Distributions to partners                                     (1,978)      (1,135)

            Net cash provided by (used in) financing
              activities                                          1,174       (1,373)

Net decrease in cash and cash equivalents                          (789)        (478)

Cash and cash equivalents at beginning of period                    949        1,327

Cash and cash equivalents at end of period                       $ 160        $ 849

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 943        $ 470

                See Accompanying Notes to Financial Statements


e)

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                           Nine Months Ended
                                                              September 30,
                                                          2001            2000
                                                             (in thousands)
     Net cash (used in) provided by operating
       activities                                        $(2,612)       $ 1,860
        Payments on mortgage notes payable                  (301)          (238)
        Property improvements and replacements            (1,118)          (454)
        Change in restricted escrows, net                    883           (511)
        Changes in reserves for net operating
           liabilities                                     4,238            (34)
        Additional operating reserves                     (1,090)          (307)

           Net cash from operations                       $ --          $   316

For the nine months ended September 30, 2001 and 2000, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $1,090,000 and $307,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the nine months ended September 30, 2001 and 2000 are as follows:

                                                          2001       2000
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                    $ 241      $ 238
Reimbursement for services of affiliates
  (included in investment properties,
  general and administrative expense and
  operating expense)                                       307        145
Due to general partner                                   3,527         --

During the nine months ended September 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $241,000 and $238,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $307,000 and $145,000 for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, approximately $175,000 of construction service reimbursements are included in reimbursement for services.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership approximately $3,513,000 to assist in the redevelopment required at Parktowne Townhouses due to flood damage. Interest is charged at the prime rate plus 1%. Interest expense was approximately $14,000 for the nine months ended September 30, 2001 and has been accrued as of September 30, 2001.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned and included in other liabilities in the accompanying balance sheet at September 30, 2001. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of September 30, 2001, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,193.50 limited partnership units in the Partnership representing 69.80% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include, without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.80% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $1,978,000 to the partners (approximately $1,958,000 to limited partners or $71.20 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a cash distribution from operations of approximately $316,000 (approximately $313,000 to the limited partners or $11.38 per limited partnership unit).

Note E - Casualty Event

During June 2001, Parktowne Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,500,000 for mold remediation and approximately $4,100,000 for reconstruction of the property. These costs will be covered by insurance. As of September 30, 2001, approximately $7,257,000 of mold remediation expenses have been incurred. As these costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet. As the repairs are not yet complete and only a small portion of insurance proceeds have been received to cover the repairs, no casualty gain or loss is being recognized at this time. In addition, due to the property being 100% physically vacant during August and September of 2001, interest, property taxes and certain operating expenses totaling approximately $246,000 have been capitalized as of September 30, 2001.

Note F - Segment Reporting

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

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000
       Parktowne Townhouses (1)
          Deer Park, Texas                             64%            95%
       Raintree Apartments
          Anderson, South Carolina                     94%            95%
       Signal Pointe Apartments (2)
          Winter Park, Florida                         91%            95%

   (1) During June 2001, Parktowne Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding causing 100% of the property to be unavailable for occupancy. It is expected that a majority of the damage costs will be covered by insurance. The Corporate General Partner is currently involved in the redevelopment of the property.

   (2) The Corporate General Partner attributes the decrease in occupancy to softening of the rental market in the area.

Results of Operations

The Partnership realized net income for the nine months ended September 30, 2001 of approximately $913,000 compared to approximately $958,000 for the corresponding period in 2000. For the three month periods ended September 30, 2001 and 2000, the Partnership realized net income of approximately $579,000 and $324,000, respectively. The decrease in net income for the nine months ended September 30, 2001 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased primarily due to increased rental and other income. Rental income increased primarily due to increased average rental rates at two of the Partnership's properties, partially offset by a decrease in occupancy at all of the Partnership's properties. While no units are physically occupied at Parktowne Townhouses due to severe flooding damage, the Partnership has received insurance proceeds to partially cover lost rents. Other income increased due to an increase in utility reimbursements at the Partnership's properties.

Total expenses for the nine months ended September 30, 2001 increased primarily due to an increase in interest expense partially offset by a decrease in general and administrative, depreciation and property tax expenses. Interest expense increased due to the refinancing of the mortgage notes encumbering all three properties in December 2000.

Property tax expense decreased due to the capitalization of the taxes applicable to Parktowne Townhouses for the three months ended September 30, 2001 (see discussion below). Depreciation expense decreased due to the cost of assets that became fully depreciated during the first three quarters plus the assets written off at Parktowne Townhouses due to the flood damage exceeding the depreciation on the cost of the new additions, combined with the fact that depreciation for Parktowne Townhouses was not taken during August and September 2001 because the property was not operating during this time period.

The increase in net income for the three months ended September 30, 2001 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to an increase in rental income as discussed above. The decrease in total expenses is primarily due to a decrease in operating, depreciation, property tax and general and administrative expenses partially offset by an increase in interest expense. The decrease in operating expense is primarily due to the 100% physical vacancy at Parktowne Townhouses due to extensive damage caused by severe flooding during June 2001. The decrease in depreciation and property tax expenses is primarily due to the capitalization of the taxes applicable to Parktowne Townhouses for the three months ended September 30, 2001 and due to no depreciation being taken at Parktowne Townhouses for August and September of 2001 (see discussion below). The increase in interest expense is primarily due to the refinancing of the mortgage notes encumbering all three properties in December 2000. This increase was partially offset by the capitalization of interest applicable to Parktowne Townhouses for the three months ended September 30, 2001 (see discussion below).

General and administrative expenses decreased for the three and nine month periods ended September 30, 2001 primarily due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $160,000 compared to approximately $849,000 at September 30, 2000. Cash and cash equivalents decreased approximately $789,000 from the Partnership's previous year ended December 31, 2000. The decrease is due to approximately $2,612,000 of cash used in operating activities partially offset by approximately $1,174,000 of cash provided by financing activities and approximatley $649,000 of cash provided by investing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender and insurance proceeds partially offset by property improvements and replacements. Cash provided by financing activities consisted of loans from an affiliate of the Corporate General Partner partially offset by payments of principal made on the mortgages encumbering the Registrant's properties, additional loan costs paid for the December 2000 refinancings, and distributions to the partners. The Partnership invests it working capital reserves in interest bearing accounts.

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

Parktown Townhouses

During June 2001, Parktowne Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,500,000 for mold remediation and approximately $4,100,000 for reconstruction of the property. These costs will be covered by insurance. As of September 30, 2001, approximately $7,257,000 of mold remediation expenses have been incurred. As these costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet. As the repairs are not yet complete and only a small portion of insurance proceeds have been received to cover the repairs, no casualty gain or loss is being recognized at this time. In addition, due to the property being 100% physically vacant during August and September of 2001, interest, property taxes and certain operating expenses totaling approximately $246,000 have been capitalized as of September 30, 2001.

For 2001, the Partnership has budgeted approximately $203,000 for capital improvements at Parktown Townhouses, consisting primarily of parking lot improvements, floor covering replacements, appliance replacements, and laundry room enhancements. During the nine months ended September 30, 2001, the Partnership completed approximately $514,000 of budgeted and unbudgeted capital improvements, consisting primarily of roof, appliance and floor covering replacements, parking lot resurfacing, plumbing improvements, HVAC replacement, major landscaping, and structural and building improvements. These improvements were funded from operating cash flow, insurance proceeds and Corporate General Partner loans.

Raintree Apartments

For 2001, the Partnership has budgeted approximately $144,000 for capital improvements at Raintree Apartments, consisting primarily of appliance replacements, floor covering replacements, and club house renovations. During the nine months ended September 30, 2001, the Partnership completed approximately $171,000 of budgeted and unbudgeted capital improvements, consisting primarily of floor covering replacements, cabinet replacements, structural improvements, roof replacement, HVAC replacements, wall coverings and major landscaping. These improvements were funded from operating cash flow.

Signal Pointe Apartments

For 2001, the Partnership has budgeted approximately $257,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements, appliance replacements and HVAC unit replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $433,000 of budgeted and unbudgeted capital improvements, consisting primarily of flooring covering, appliance, and HVAC replacements, structural improvements, electrical and lighting enhancements and major landscaping. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,429,000 is amortized over 231 months with no required balloon payment at maturity as the mortgages will be fully amortized.

During the nine months ended September 30, 2001, the Partnership distributed approximately $1,978,000 to the partners (approximately $1,958,000 to limited partners or $71.20 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership paid cash distributions from operations of approximately $1,135,000 (approximately $1,124,000 to the limited partners or $40.87 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a cash distribution from operations of approximately $316,000 (approximately $313,000 to the limited partners or $11.38 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,193.50 limited partnership units in the Partnership representing 69.80% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include, without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.80% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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