Form 10KSB
period 2001-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2002-04-01
CIK 319723

FORM 10-KSB--Annual or Transitional Report Under
                             SECTION 13 OR 15(d)
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001


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

State issuer's revenues for its most recent fiscal year.  $6,399,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Shelter Properties II (the "Registrant" or the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

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

The offering terminated on April 30, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Registrant invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 2001, the Partnership sold one property and lost one property to the lender through foreclosure.

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

                               Gross
                             Carrying    Accumulated                       Federal
Properties                     Value     Depreciation   Rate   Method     Tax Basis
                                  (in thousands)                        (in thousands)

Parktown Townhouses           $11,944      $ 6,136      5-35     S/L       $ 6,530
Raintree Apartments             4,652        3,352      5-38     S/L           774
Signal Pointe Apartments       12,839        8,985      5-37     S/L         2,391

          Totals              $29,435      $18,473                         $ 9,695

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                               Principal
                               Balance At       Stated
                              December 31,     Interest       Period        Maturity
Property (1)                      2001           Rate        Amortized        Date
                             (in thousands)
Parktown Townhouses
  1st mortgage                   $ 7,635         7.21%        20 yrs        01/01/21

Raintree Apartments
  1st mortgage                     2,990         7.22%        20 yrs        01/01/21

Signal Pointe Apartments
  1st mortgage                     8,687         7.22%        20 yrs        01/01/21

           Total                 $19,312

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about these loans.

On December 15, 2000, the Partnership refinanced the mortgages encumbering Parktown Townhouses. The refinancing replaced first and second mortgage indebtedness of approximately $2,910,000 with a new mortgage of $7,800,000. The mortgage was refinanced at a rate of 7.21% compared to a prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $206,000. Additional capitalized loan costs of approximately $13,000 were incurred in 2001. The Partnership wrote off approximately $95,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $105,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $200,000.

On December 15,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Raintree Apartments. The refinancing replaced first and second mortgage indebtedness of approximately $1,292,000 with a new mortgage of $3,055,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $74,000. Additional capitalized loan costs of approximately $12,000 were incurred in 2001. The Partnership wrote off approximately $45,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $46,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $91,000.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Signal Pointe Apartments. The refinancing replaced first and second mortgage indebtedness of approximately $3,857,000 with a new mortgage of $8,875,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $244,000. Additional capitalized loan costs of approximately $13,000 were incurred in 2001. The Partnership wrote off approximately $117,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $141,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $258,000.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2001 and 2000 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                         (per unit)

 Properties                          2001         2000          2001        2000

 Parktown Townhouses (1)            $9,090       $8,852         49%          95%
 Raintree Apartments                 6,414        6,106         94%          94%
 Signal Pointe Apartments (2)        7,733        7,378         92%          95%

   (1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding causing 100% of the property to be unavailable for occupancy at December 31, 2001. It is expected that most of the damage will be covered by insurance. The Corporate General Partner is currently redeveloping the property.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                                2001            2001
                                               Billing        Rate (1)
                                           (in thousands)

       Parktown Townhouses                      $186            2.43%
       Raintree Apartments                        80           41.36%
       Signal Pointe Apartments                  182            1.76%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,600,000 for mold remediation and approximately $4,100,000 for reconstruction of the property. These costs will be covered by insurance. As of December 31, 2001, approximately $7,600,000 of mold remediation expenses have been incurred and approximately $2,700,000 has been spent on reconstruction of the property. As the mold remediation costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet. As the repairs are not yet complete, no casualty gain or loss is being recognized at this time. In addition, due to the property being 100% physically vacant since August 2001, interest, property taxes and certain operating expenses totaling approximately $353,000, $131,000, and $139,000 have been capitalized as of December 31, 2001, respectively. In addition, approximately $1,144,000 in lost rents for business interruption has been accrued in 2001 and is included in rental income in the statement of operations.

As of December 31, 2001, the Partnership has completed approximately $3,461,000 of capital improvements consisting primarily of structural and parking lot improvements, plumbing fixtures, appliances and floor covering replacement and air conditioning unit improvements. These improvements were funded from operating cash flow, insurance proceeds and Corporate General Partner loans. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. In addition to the capital improvements necessitated by the flood damage, the minimum amount to be budgeted is expected to be $300 per unit or $92,700. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raintree Apartments

As of December 31, 2001, the Partnership has completed approximately $209,000 of capital improvements consisting primarily of floor covering and appliance replacement, roof replacement, wall coverings, air conditioning unit replacement, major landscaping, and structural improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $52,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

As of December 31, 2001, the Partnership has completed approximately $447,000 of capital improvements consisting primarily of structural upgrades, air conditioning unit replacement, appliances and floor covering replacements and major landscaping. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $110,400. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders:

During the quarter ended December 31, 2001, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units aggregating $27,400,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership had 886 holders of record owning an aggregate of 27,500 Units at December 31, 2001. Affiliates of the Corporate General Partner owned 19,206.50 units or 69.84% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information on the allocation of distributions between general and limited partners.

                                                   Distributions
                                                              Per Limited
                                        Aggregate           Partnership Unit
                                     (in thousands)

       01/01/00 - 12/31/00             $11,671 (1)               $423.78
       01/01/01 - 12/31/01               1,978 (2)                 71.20

(1)   Distributions totaling  approximately  $1,697,000 were made from cash from
      operations  and  approximately   $9,974,000  were  made  from  refinancing
      proceeds from all three investment properties.

(2)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,206.50 limited partnership units in the Partnership representing 69.84% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.84% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership realized net income for the year ended December 31, 2001 of approximately $1,475,000 compared to approximately $763,000 for the year ended December 31, 2000. (See "Note C" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) During the year ended December 31, 2000, the Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $549,000. The Partnership realized income before extraordinary item of approximately $1,475,000 for the year ended December 31, 2001 compared to approximately $1,312,000 for the year ended December 31, 2000. The increase in income before extraordinary item was due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased due to decreased rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in occupancy at Parktowne Townhouses (see discussion below) partially offset by an increase in average rental rates at all three of the investment properties. Other income increased primarily due to increased tenant reimbursements partially offset by a decrease in lease cancellation fees and interest income.

Total expenses for the year ended December 31, 2001 decreased due to decreases in operating, depreciation, property tax, and general and administrative expenses, offset by an increase in interest expense. Operating expenses decreased due to the 100% physical vacancy at Parktown Townhomes due to extensive damage caused by the severe flooding during June 2001 as well as the capitalization of certain operating expenses related to the reconstruction. Depreciation expense decreased due to no depreciation expense being taken at Parktown Townhomes since July 2001. Property tax expense decreased due to the capitalization of the taxes applicable to Parktown Townhomes. The increase in interest expense is due to the refinancing of the mortgage notes emcumbering all three investment properties in December 2000. This increase was offset by the capitalization of interest applicable to Parktown Townhomes since July 2001. During 2001, the Partnership increased the accumulated expenditures used in calculating capitalized interest which resulted in a decrease in fourth quarter interest expense of approximately $76,000, approximately $18,000 and $58,000 is related to the second and third quarter of 2001, respectively.

General and administrative expense decreased primarily due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $678,000 compared to approximately $949,000 at December 31, 2000. Cash and cash equivalents decreased approximately $271,000 from the Partnership's previous year ended December 31, 2000. The decrease is due to approximately $6,107,000 of cash used in operating activities offset by approximately $4,564,000 of cash provided by financing activities and approximately $1,272,000 of cash provided by investing activities. Cash provided by investing activities consisted of net insurance proceeds received for the casualty at Parktown Townhouses and net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash provided by financing activities consisted primarily of loans from an affiliate of the Corporate General Partner partially offset by distributions to partners, payments of principal on the mortgages encumbering the investment properties, and loan costs associated with the refinancing of the mortgages encumbering the investment properties in 2000. The Partnership invests its working capital reserves in interest-bearing accounts.

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,600,000 for mold remediation and approximately $4,100,000 for reconstruction of the property. These costs will be covered by insurance. As of December 31, 2001, approximately $7,600,000 of mold remediation expenses have been incurred and approximately $2,700,000 has been spent on reconstruction of the property. As the mold remediation costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet. As the repairs are not yet complete, no casualty gain or loss is being recognized at this time. In addition, due to the property being 100% physically vacant since August 2001, interest, property taxes and certain operating expenses totaling approximately $353,000, $131,000 and $139,000, respectively, have been capitalized as of December 31, 2001.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $255,900. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 2000, the Partnership refinanced the mortgages encumbering Parktown Townhouses. The refinancing replaced first and second mortgage indebtedness of approximately $2,910,000 with a new mortgage of $7,800,000. The mortgage was refinanced at a rate of 7.21% compared to a prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $206,000. Additional capitalized loan costs of approximately $13,000 were incurred in 2001. The Partnership wrote off approximately $95,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $105,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $200,000.

On December 15,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Raintree Apartments. The refinancing replaced first and second mortgage indebtedness of approximately $1,292,000 with a new mortgage of $3,055,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $74,000. Additional capitalized loan costs of approximately $12,000 were incurred in 2001. The Partnership wrote off approximately $45,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $46,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $91,000.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Signal Pointe Apartments. The refinancing replaced first and second mortgage indebtedness of approximately $3,857,000 with a new mortgage of $8,875,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $244,000. Additional capitalized loan costs of approximately $13,000 were incurred in 2001. The Partnership wrote off approximately $117,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $141,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $258,000.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,312,000 is amortized over 240 months with no required balloon payment at maturity. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership paid cash distributions from operations totaling approximately $1,978,000 (approximately $1,958,000 to the limited partners or $71.20 per limited partnership unit). During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $11,671,000 (approximately $11,654,000 to the limited partners or $423.78 per limited partnership unit). These distributions consisted of cash from operations of approximately $1,697,000 (approximately $1,680,000 to the limited partners or $61.09 per limited partnership unit) and proceeds from the refinancing of all three investment properties of approximately $9,974,000 (approximately $9,974,000 to the limited partners or $362.69 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,206.50 limited partnership units in the Partnership representing 69.84% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.84% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements:

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties II


We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                              SHELTER PROPERTIES II

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $  678
   Receivables and deposits                                                   6,026
   Restricted escrows                                                         3,388
   Other assets                                                                 600
   Investment properties (Notes B & E):
      Land                                                    $ 1,814
      Buildings and related personal property                   27,621
                                                                29,435
      Less accumulated depreciation                            (18,473)      10,962
                                                                            $21,654

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                      $ 3,889
      Tenant security deposit liabilities                                       113
      Accrued property taxes                                                    258
      Due to affiliates                                                       7,067
      Other liabilities                                                         243
      Mortgage notes payable (Note B)                                        19,312

Partners' Deficit
   General partners                                            $ (141)
   Limited partners (27,500 units issued and
      outstanding)                                             (9,087)       (9,228)
                                                                            $21,654

              See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             2001          2000
Revenues:
  Rental income                                             $ 6,019       $ 6,092
  Other income                                                  380           354
      Total revenues                                          6,399         6,446

Expenses:
  Operating                                                   2,329         2,658
  General and administrative                                    246           298
  Depreciation                                                  828         1,007
  Interest                                                    1,193           744
  Property taxes                                                328           427
      Total expenses                                          4,924         5,134

Income before extraordinary item                              1,475         1,312
Extraordinary loss on early extinguishment of debt               --          (549)

Net income                                                  $ 1,475        $ 763

Net income allocated to general partners (1%)                $ 15           $ 8
Net income allocated to limited partners (99%)                1,460           755
                                                            $ 1,475        $ 763
Per limited partnership unit:
  Income before extraordinary item                          $ 53.09       $ 47.23
  Extraordinary loss on early extinguishment of debt             --        (19.78)

Net income                                                  $ 53.09       $ 27.45

Distributions per limited partnership unit                  $ 71.20       $423.78

              See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            27,500        $ 2      $ 27,500     $ 27,502

Partners' (deficit) capital at
  December 31, 1999                       27,500       $ (127)    $ 2,310     $ 2,183

Distribution to partners                      --          (17)    (11,654)     (11,671)

Net income for the year ended
  December 31, 2000                           --            8         755          763

Partners' deficit at
  December 31, 2000                       27,500         (136)     (8,589)      (8,725)

Distribution to partners                      --          (20)     (1,958)      (1,978)

Net income for the year ended
  December 31, 2001                           --           15       1,460        1,475

Partners' deficit at
  December 31, 2001                       27,500       $ (141)   $ (9,087)    $ (9,228)

              See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 Years Ended December 31,
                                                                     2001         2000
Cash flows from operating activities:
  Net income                                                        $ 1,475       $ 763
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
      Depreciation                                                      828        1,007
      Amortization of discounts and loan costs                           27          109
      Casualty gain                                                     (14)          --
      Extraordinary loss on early extinguishment of debt                 --          549
      Change in accounts:
        Receivables and deposits                                     (8,745)        (478)
        Other assets                                                     (5)          (2)
        Accounts payable                                                355           65
        Tenant security deposit liabilities                             (19)         (18)
        Accrued property taxes                                           11           52
        Due to affiliate                                                 11           --
        Other liabilities                                               (31)        (110)
          Net cash (used in) provided by operating activities        (6,107)       1,937

Cash flows from investing activities:
  Property improvements and replacements                             (2,387)        (681)
  Net withdrawals from (deposits to) restricted escrows                 884         (523)
  Insurance proceeds received                                         2,775           --
          Net cash provided by (used in) investing activities         1,272       (1,204)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (418)        (295)
  Repayments of mortgage notes payable                                   --       (8,059)
  Proceeds from mortgage notes payable                                   --       19,730
  Debt extinguishment costs                                              --         (292)
  Loan costs paid                                                       (38)        (524)
  Advances from affiliates                                            6,998           --
  Distributions to partners                                          (1,978)     (11,671)
          Net cash provided by (used in) financing
            activities                                                4,564       (1,111)

Net decrease in cash and cash equivalents                              (271)        (378)

Cash and cash equivalents at beginning of period                        949        1,327

Cash and cash equivalents at end of period                           $ 678        $ 949

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 1,389       $ 687

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                          $ 1,730       $ 105
  Insurance proceeds held by mortgage lender                        $ 3,364       $ --
  Repairs to be covered by insurance in accounts payable            $ 1,656       $ --

              See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general Partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates three apartment properties located in the South and Southeast.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. As required by the Partnership, the following is a reconciliation of "Net cash (used in) provided by operating activities" in the accompanying statement of cash flow to "Net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                         Years Ended December 31,
                                                             2001          2000
                                                              (in thousands)
Net cash (used in) provided by operating activities        $(6,107)      $ 1,937
  Property improvements and replacements                    (2,387)         (681)
  Payments on mortgage notes payable                          (418)         (295)
  Advances from affiliates for operations                      400            --
  Changes in reserves for net operating liabilities          8,423           491
  Changes in restricted escrows, net                           884          (523)
  (Additional) release of operating reserves                  (795)          583

      Net cash from operations                               $ --        $ 1,512

In 2001, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $795,000 to fund continuing capital improvement needs in order for the properties to remain competitive.

During the year ended December 31, 2001, the Partnership paid cash distributions from operations totaling approximately $1,978,000 (approximately $1,958,000 to the limited partners or $71.20 per limited partnership unit). During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $11,671,000 (approximately $11,654,000 to the limited partners or $423.78 per limited partnership unit). These distributions consisted of cash from operations of approximately $1,697,000 (approximately $1,680,000 to the limited partners or $61.09 per limited partnership unit) and proceeds from the refinancing of all three investment properties of approximately $9,974,000 (approximately $9,974,000 to the limited partners or $362.69 per limited partnership unit).

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

Prior to December 15, 2000, distributions were restricted by the requirement to deposit net operating income into a reserve account until such account was funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for all three properties. With the refinancing of the mortgages encumbering each of the properties (see "Note B - Mortgage Notes Payable" for further discussion), this requirement is no longer in effect. The release of the reserve account occurred during the year ended December 31, 2001.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' (deficit) capital for 2001 and 2000 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 2001 and 2000 was computed as 99% of net income divided by 27,500 average units outstanding.

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

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of the apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 2001 and 2000 were a increase of approximately $8,423,000 and an increase of approximately $491,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $629,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted escrows: At December 31, 2001, approximately $3,364,000 of insurance proceeds was on deposit with the mortgage holder of Parktown Apartments.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $562,000, less accumulated amortization of approximately $27,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $74,000 and $83,000 for the years ended December 31, 2001 and 2000, respectively.

Reclassification: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                                Principal        Monthly
                                Balance At       Payment       Stated
                               December 31,     Including     Interest     Maturity
                                   2001          Interest       Rate         Date
                                     (in thousands)
Properties
Parktown Townhouses
  1st mortgage                   $ 7,635           $ 61        7.21%       01/01/21
Raintree Apartments
  1st mortgage                     2,990              24       7.22%       01/01/21
Signal Pointe Apartments
  1st mortgage                     8,687              70       7.22%       01/01/21

           Total                 $19,312          $ 155

On December 15, 2000, the Partnership refinanced the mortgages encumbering Parktown Townhouses. The refinancing replaced first and second mortgage indebtedness of approximately $2,910,000 with a new mortgage of $7,800,000. The mortgage was refinanced at a rate of 7.21% compared to a prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $206,000. Additional capitalized loan costs of approximately $13,000 were incurred in 2001. The Partnership wrote off approximately $95,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $105,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $200,000.

On December 15,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Raintree Apartments. The refinancing replaced first and second mortgage indebtedness of approximately $1,292,000 with a new mortgage of $3,055,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $74,000. Additional capitalized loan costs of approximately $12,000 were incurred in 2001. The Partnership wrote off approximately $45,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $46,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $91,000.

On December 15, 2000, the Partnership refinanced the mortgage encumbering Signal Pointe Apartments. The refinancing replaced first and second mortgage indebtedness of approximately $3,857,000 with a new mortgage of $8,875,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60% and matures on January 1, 2021 at which time it will be fully amortized. Capitalized loan costs incurred for the refinancing in 2000 were approximately $244,000. Additional capitalized loan costs of approximately $13,000 were incurred in 2001. The Partnership wrote off approximately $117,000 in unamortized loan costs and mortgage discount and paid prepayment penalties of approximately $141,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $258,000.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002              $ 489
                               2003                 525
                               2004                 564
                               2005                 607
                               2006                 652
                            Thereafter           16,475
                                                $19,312

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):

                                                     2001         2000

Net income as reported                             $ 1,475       $ 763
Add (deduct):
   Depreciation differences                            117          272
   Change in prepaid rental                             (5)           2
   Other                                              (289)          45

Federal taxable income                             $ 1,298      $ 1,082

Federal taxable income per limited
   partnership unit                                $ 46.73      $ 38.94

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported              $(9,228)
                     Buildings and land                      4,929
                     Accumulated depreciation               (6,196)
                     Syndication fees                        3,111
                     Other                                    (867)
                  Net liabilities - tax basis              $(8,251)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the years ended December 31, 2001 and 2000 are as follows:

                                                         2001       2000
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 324      $ 320
Reimbursement for services of affiliates
  (included in operating expense, general and
  administrative expense, and investment
  properties)                                              399        253
Due to affiliates                                        7,067         58

During the years ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $324,000 and $320,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $399,000 and $253,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $223,000 and $69,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership approximately $6,998,000 during 2001. Of this, approximately $6,598,000 was used to assist in the redevelopment required at Parktown Townhouses due to flood damage and approximately $400,000 was used to assist in operations at Signal Pointe Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $107,000 for the year ended December 31, 2001.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2001, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $65,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,206.50 limited partnership units in the Partnership representing 69.84% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.84% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                    Encumbrances       Land      Property     Acquisition
                              (in thousands)                            (in thousands)

Parktown Townhouses              $ 7,635        $ 1,095     $ 5,329        $ 5,520
Raintree Apartments                2,990            184       3,184          1,284
Signal Pointe Apartments           8,687            535       8,062          4,242

          Totals                 $19,312        $ 1,814     $16,575        $11,046


                     Gross Amount At Which
                            Carried
                      At December 31, 2001
                         (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
Description          Land   Properties Total  Depreciation  ConstructionAcquired Life-Years
                                              (in thousands)
Parktown           $ 1,095   $10,849   $11,944   $ 6,136       1969     03/01/81    5-35
Townhouses
Raintree               184     4,468               3,352     1972-1974  04/30/81    5-38
Apartments                             4,652
Signal Pointe
  Apartments           535    12,304               8,985       1970     06/30/81    5-37
                                       12,839

      Totals       $ 1,814   $27,621   $29,435   $18,473

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                   2001         2000
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $27,467      $26,946
    Property improvements                           4,117          521
    Disposals of property                          (2,149)          --
Balance at end of year                            $29,435      $27,467

Accumulated Depreciation
Balance at beginning of year                      $18,891      $17,884
    Additions charged to expense                      828        1,007
    Disposals of property                          (1,246)          --
Balance at end of year                            $18,473      $18,891

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $34,364,000 and $30,342,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $24,669,000 and $23,959,000, respectively.

Note F - Casualty Event

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,600,000 for mold remediation and approximately $4,100,000 for reconstruction of the property. These costs will be covered by insurance. As of December 31, 2001, approximately $7,600,000 of mold remediation expenses have been incurred and approximately $2,700,000 has been spent on reconstruction of the property. As the mold remediation costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet. As the repairs are not yet complete, no casualty gain or loss is being recognized at this time. In addition, due to the property being 100% physically vacant since August 2001, interest, property taxes and certain operating expenses totaling approximately $353,000, $131,000 and $139,000, respectively, have been capitalized as of December 31, 2001. In addition, approximately $1,144,000 in lost rents for business interruption has been accrued in 2001 and is included in rental income in the statement of operations.

Note G - Fourth Quarter Adjustment

During 2001, the Partnership increased the accumulated expenditures used in calculating capitalized interest which resulted in a decrease in fourth quarter interest expense of approximately $76,000. Approximately $18,000 and $58,000 is related to the second and third quarter of 2001, respectively.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Shelter Properties II (the "Partnership" or "Registrant") has no officers or directors. The names and ages of, as well as the positions and offices held by, the executive officers and director of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any officers or directors.

     Name                    Age    Position

     Patrick J. Foye          44    Executive Vice President and Director

     Martha L. Long           42    Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $47,000 and non-audit services (principally tax-related) of approximately $23,000.

Item 10.    Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

           Entity                          Number of Units      Percentage

           Cooper River Properties, LLC        1,958.5             7.12%
             (an affiliate of AIMCO)
           Insignia Properties, LP             9,128.0            33.19%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                8,120.0            29.53%
             (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement. AIMCO Properties, LP, the other general partner, has acquired 8,120 units as the result of one or more tender offers.


Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Corporate General Partner for the years ended December 31, 2001 and 2000 are as follows:

                                                         2001       2000
                                                         (in thousands)

Property management fees                                $ 324      $ 320
Reimbursement for services of affiliates                   399        253
Due to affiliates                                        7,067         58

During the years ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $324,000 and $320,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $399,000 and $253,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $223,000 and $69,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership approximately $6,998,000 during 2001. Of this, approximately $6,598,000 was used to assist in the redevelopment required at Parktown Townhouses due to flood damage and approximately $400,000 was used to assist in operations at Signal Pointe Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $107,000 for the year ended December 31, 2001.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2001, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $65,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,206.50 limited partnership units in the Partnership representing 69.84% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.84% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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