Form 10QSB
period 2002-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2002-05-15
CIK 319723

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

                For the quarterly period ended March 31, 2002

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
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $   201
   Receivables and deposits                                                    6,078
   Restricted escrows                                                            635
   Other assets                                                                  758
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   28,535
                                                                30,349
      Less accumulated depreciation                            (18,689)       11,660

                                                                            $ 19,332
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $ 4,406
   Tenant security deposit liabilities                                           143
   Accrued property taxes                                                        128
   Other liabilities                                                             316
   Due to general partner                                                      4,583
   Mortgage notes payable                                                     19,193

Partners' Deficit
   General partners                                            $ (143)
   Limited partners (27,500 units issued and
      outstanding)                                              (9,294)       (9,437)

                                                                            $ 19,332

                See Accompanying Notes to Financial Statements


b)

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                              2002             2001
Revenues:
   Rental income                                             $1,044           $1,544
   Other income                                                 100              121
      Total revenues                                          1,144            1,665

Expenses:
   Operating                                                    663              649
   General and administrative                                    83               89
   Depreciation                                                 216              257
   Interest                                                     301              363
   Property taxes                                                90              114
      Total expenses                                          1,353            1,472

Net (loss) income                                            $ (209)          $ 193

Net (loss) income allocated to general partners (1%)          $ (2)            $ 2

Net (loss) income allocated to limited partners (99%)          (207)             191

                                                             $ (209)          $ 193

Net (loss) income per limited partnership unit               $(7.53)          $ 6.95

Distributions per limited partnership unit                    $ --            $54.76

                See Accompanying Notes to Financial Statements


c)

                              SHELTER PROPERTIES II
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
   December 31, 2001                    27,500        $ (141)     $(9,087)     $(9,228)

Net loss for the three months
   ended March 31, 2002                     --            (2)        (207)       (209)

Partners' deficit capital at
   March 31, 2002                       27,500        $ (143)     $(9,294)    $(9,437)

                See Accompanying Notes to Financial Statements


d)

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net (loss) income                                               $ (209)      $ 193
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    216          257
     Amortization of loan costs                                        7            7
     Change in accounts:
      Receivables and deposits                                     1,604          402
      Other assets                                                  (165)         (89)
      Accounts payable                                               591          (46)
      Tenant security deposit liabilities                             30            6
      Accrued property taxes                                        (130)        (133)
      Due to affiliate                                                25           --
      Other liabilities                                               73          115
        Net cash provided by operating activities                  2,042          712

Cash flows from investing activities:
   Property improvements and replacements                         (2,644)        (262)
   Net withdrawals from restricted escrows                         2,753          884
        Net cash provided by investing activities                    109          622

Cash flows from financing activities:
   Payments on mortgage notes payable                               (119)         (74)
   Loan cost paid                                                     --          (16)
   Advances from affiliate                                           248           --
   Repayments of advances from affiliate                          (2,757)          --
   Distributions paid to partners                                     --       (1,512)
        Net cash used in financing activities                     (2,628)      (1,602)

Net decrease in cash and cash equivalents                           (477)        (268)

Cash and cash equivalents at beginning of period                     678          949

Cash and cash equivalents at end of period                        $ 201        $ 681

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 415        $ 237

At December 31, 2001 and March 31, 2002, property improvements and replacements and accounts payable were adjusted by approximately $1,730,000. At December 31, 2001 and March 31, 2002, receivables and deposits and accounts payable were adjusted by approximately $1,656,000.

                See Accompanying Notes to Financial Statements


e)
                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                           Three Months Ended
                                                                 March 31,
                                                          2002             2001
                                                             (in thousands)
   Net cash provided by operating activities             $ 2,042          $ 712
     Payments on mortgage notes payable                     (119)           (74)
     Property improvements and replacements               (2,644)          (262)
     Change in restricted escrows, net                     2,753            884
     Repayments to affiliates on advances for
       operations                                           (247)            --
     Advances from affiliates for operations                  81             --
     Changes in reserves for net operating
       liabilities                                        (2,003)          (255)
     Release of (additional) operating reserves              137           (781)

         Net cash from operations                         $ --            $ 224

For the three months ended March 31, 2002, the Corporate General Partner released previously reserved cash of approximately $137,000.

For the three months ended March 31, 2001, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $781,000 to fund continuing capital improvement needs in order for the properties to remain competitive.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $55,000 and $82,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $457,000 and $44,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $395,000 for the three months ended March 31, 2002. No such amounts were charged during the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned and is included in due to General partner. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of March 31, 2002, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the three months ended March 31, 2002 the Partnership made principal payments of approximately $2,757,000, and received new principal advances of approximately $248,000. As of March 31, 2002 the indebtedness to the General Partner is approximately $4,525,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense was approximately $92,000 for the three months ended March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $82,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,600,000 for mold remediation and approximately $4,100,000 for reconstruction of the property. These costs will be covered by insurance. As of March 31, 2002, approximately $7,600,000 of mold remediation expenses have been incurred and approximately $2,700,000 has been spent on reconstruction of the property. As the mold remediation costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet which are net of insurance proceeds received for lost rent. As the repairs are not yet complete, no casualty gain or loss is being recognized at this time. In addition, due to the property being largely physically vacant since August 2001, interest, property taxes and certain operating expenses totaling approximately $149,000, $80,000 and $33,000, respectively, have been capitalized during the three months ended March 31, 2002.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                             Average
                                                            Occupancy
       Property                                        2002          2001

       Parktown Townhouses (1)
          Deer Park, Texas                             20%            96%
       Raintree Apartments (2)
          Anderson, South Carolina                     92%            95%
       Signal Pointe Apartments
          Winter Park, Florida                         93%            91%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding. At March 31, 2002, 95 units of the 309 units were available for rent, of which 88 were occupied. It is expected that most of the damage will be covered by insurance. The Corporate General Partner is currently redeveloping the property.

(2) The Corporate General Partner attributes the decrease in occupancy to softening of the rental market in the area.

Results of Operations

The Partnership realized a net loss for the three months ended March 31, 2002 of approximately $209,000 compared to net income of approximately $193,000 for the corresponding period in 2001. The decrease in net income was due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental income and other income. Rental income decreased primarily due to a decrease in occupancy as a result of flood damage at Parktown Townhouses and a decrease in average rental rates and average occupancy at Raintree Apartments. Other income decreased primarily due to decreased interest income due to lower average cash balances in interest bearing accounts.

Total expenses for the three months ended March 31, 2002 decreased primarily due to a decrease in depreciation, interest and property tax expenses partially offset by an increase in operating expense. Depreciation expense decreased due to approximately 214 units being unoccupied due to the casualty at Parktown Apartments and therefore not depreciated. Interest expense and property tax expense decreased due to the capitalization of the interest and taxes applicable to Parktown Townhouses during the reconstruction period. Operating expense increased due to an increase in insurance expense largely offset by decreases in management fees and maintenance expense. Insurance expense increased due to an increase in insurance premiums at all properties. Management fees decreased due to a decrease in rental income. Maintenance expense decreased due to a decrease in construction period operating costs at Parktown Townhouses.

Included in general and administrative expense during the three months ended March 31, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $201,000 compared to approximately $681,000 at March 31, 2001. Cash and cash equivalents decreased approximately $477,000 from the Partnership's year ended December 31, 2001. The decrease is due to approximately $2,628,000 of cash used in financing activities partially offset by approximately $109,000 of cash provided by investing activities and approximately $2,042,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and repayments of loans from an affiliate of the Corporate General Partner slightly offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender largely offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

For 2002, the Partnership has budgeted approximately $650,000 for capital improvements excluding unbudgeted flood damage repairs that are covered by insurance, at Parktown Townhouses, consisting primarily of electrical upgrades, parking lot resurfacing, structural improvements, appliance replacements and air conditioning replacements. During the three months ended March 31, 2002, the Partnership completed approximately $822,000 of capital improvements, including casualty repairs, consisting primarily of land improvements, parking lot resurfacing and appliance replacements. These improvements were funded from replacement reserves and operating cash flow.

Raintree Apartments

For 2002, the Partnership has budgeted approximately $104,000 for capital improvements at Raintree Apartments, consisting primarily of water submetering enhancement, structural improvements, floor covering and air conditioning replacement. During the three months ended March 31, 2002, the Partnership completed approximately $52,000 of capital improvements, consisting primarily of floor covering replacements and water submetering enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

For 2002, the Partnership has budgeted approximately $127,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements and air conditioning unit replacements. During the three months ended March 31, 2002, the Partnership completed approximately $40,000 of capital improvements, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,193,000 is amortized over 240 months with no required balloon payment at maturity.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $1,512           $54.76

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners for the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,231.5 limited partnership units in the Partnership representing 69.93% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.93% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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