Form 10QSB
period 2002-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2002-08-14
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                              SHELTER PROPERTIES II
                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 1,449
   Receivables and deposits                                                     3,493
   Restricted escrows                                                             757
   Other assets                                                                   696
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   28,917
                                                                30,731
      Less accumulated depreciation                            (18,966)        11,765

                                                                             $ 18,160
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 2,081
   Tenant security deposit liabilities                                            168
   Accrued property taxes                                                         256
   Other liabilities                                                              289
   Due to general partner                                                       5,827
   Mortgage notes payable                                                      19,072

Partners' Deficit
   General partners                                            $ (144)
   Limited partners (27,500 units issued and
      outstanding)                                              (9,389)        (9,533)

                                                                             $ 18,160

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                       2002          2001         2002         2001
Revenues:
   Rental income                     $ 1,147       $ 1,520       $ 2,191      $ 3,064
   Other income                          112           101           212          222
       Total revenues                  1,259         1,621         2,403        3,286

Expenses:
   Operating                             641           697         1,304        1,346
   General and administrative             61            43           144          132
   Depreciation                          277           265           493          522
   Interest                              302           360           603          723
   Property taxes                         74           115           164          229
       Total expenses                  1,355         1,480         2,708        2,952

Net  (loss) income                    $ (96)        $ 141        $ (305)       $ 334

Net (loss) income allocated to
   general partners (1%)               $ (1)         $ 1          $ (3)         $ 3
Net (loss) income allocated to
   limited partners (99%)                (95)          140          (302)         331

                                      $ (96)        $ 141        $ (305)       $ 334
Net (loss) income per limited
   partnership unit                  $ (3.45)       $ 5.09       $(10.98)     $ 12.04

Distributions per limited
    partnership unit                   $ --        $ 16.44        $ --        $ 71.20

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                     (in thousands, except per unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         27,500          $ 2        $27,500     $27,502

Partners' deficit at
   December 31, 2001                   27,500         $ (141)     $(9,087)    $(9,228)

Net loss for the six months
   ended June 30, 2002                     --             (3)        (302)       (305)

Partners' deficit at
   June 30, 2002                       27,500         $ (144)     $(9,389)    $(9,533)

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
   Net (loss) income                                             $ (305)      $ 334
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Depreciation                                                  493          522
      Amortization of discounts and loan costs                       14           13
      Change in accounts:
        Receivables and deposits                                  4,189          523
        Other assets                                               (110)         (52)
        Accounts payable                                         (2,624)         (73)
        Tenant security deposit liabilities                          55           --
        Accrued property taxes                                       (2)         (19)
        Due to affiliate                                            156           --
        Other liabilities                                            46           30
            Net cash provided by operating activities             1,912        1,278

Cash flows from investing activities:
   Property improvements and replacements                        (2,136)        (423)
   Net withdrawals from restricted escrows                        2,631          883
            Net cash provided by investing activities               495          460


Cash flows from financing activities:
   Payments on mortgage notes payable                              (240)        (186)
   Loan cost paid                                                    --          (38)
   Advances from affiliate                                        1,541           --
   Repayment of advances from affiliate                          (2,937)          --
   Distributions to partners                                         --       (1,978)
            Net cash used in financing activities                (1,636)      (2,202)

Net increase (decrease) in cash and cash equivalents                771         (464)

Cash and cash equivalents at beginning of period                    678          949

Cash and cash equivalents at end of period                      $ 1,449       $ 485

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 765        $ 591

Supplemental disclosure of non-cash activity:
   Property improvements and replacements in accounts
     payable                                                     $ 890        $ --

                See Accompanying Notes to Financial Statements

e)

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                            Six Months Ended
                                                                June 30,
                                                          2002             2001
                                                             (in thousands)
     Net cash provided by operating activities           $ 1,912        $ 1,278
       Payments on mortgage notes payable                   (240)          (186)
       Property improvements and replacements             (2,136)          (423)
       Change in restricted escrows, net                   2,631            883
       Repayments to affiliates on advances for
         operations                                         (420)            --
       Advances from affiliates for operations                81             --
       Changes in reserves for net operating
         liabilities                                      (1,710)          (409)
       Additional operating reserves                        (118)        (1,143)

           Net cash from operations                       $ --             $ --

For the six months ended June 30, 2002 and 2001, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $118,000 and $1,143,000, respectively, to fund continuing capital improvement needs in order for the properties to remain competitive.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $117,000 and $165,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $525,000 and $101,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating and general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $419,000 and $13,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties. At June 30, 2002, the Partnership owed approximately $52,000 to affiliates of the Corporate General Partner for accountable administrative expenses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of June 30, 2002, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the six months ended June 30, 2002 the Partnership made principal payments of approximately $2,937,000, and received new principal advances of approximately $1,541,000. As of June 30, 2002 the indebtedness to the General Partner is approximately $5,717,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $176,000 for the six months ended June 30, 2002. The Corporate General Partner is considering the remedies it can pursue, including accelerating repayment of the outstanding loans it has made to the Partnership to assist in the redevelopment required at Parktown Townhouses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $82,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The estimated damages to the property include approximately $7,900,000 for mold remediation and approximately $4,250,000 for reconstruction of the property. It is expected that a majority of these costs will be covered by insurance. As of June 30, 2002, approximately $7,650,000 of mold remediation expenses have been incurred and approximately $2,700,000 has been spent on reconstruction of the property. As the mold remediation costs will be covered by insurance, the expenses are included in receivables and deposits on the accompanying balance sheet which are net of insurance proceeds received for lost rent. As the repairs are not yet complete, no casualty gain or loss is being recognized at this time. In addition, due to the property being largely physically vacant since August 2001, interest, property taxes and certain operating expenses totaling approximately $290,000, $134,000 and $73,000, respectively, have been capitalized during the six months ended June 30, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                             Average
                                                            Occupancy
       Property                                        2002          2001
       Parktown Townhouses (1)
          Deer Park, Texas                             31%            92%
       Raintree Apartments
          Anderson, South Carolina                     92%            94%
       Signal Pointe Apartments
          Winter Park, Florida                         93%            91%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding. At June 30, 2002, 215 units of the 309 units were available for rent, of which 172 were occupied. It is expected that a majority of the damage costs will be covered by insurance. The Corporate General Partner is currently redeveloping the property.

Results of Operations

The Partnership realized a net loss for the six months ended June 30, 2002 of approximately $305,000 compared to net income of approximately $334,000 for the corresponding period in 2001. For the three months ended June 30, 2002 the Partnership realized a net loss of approximately $96,000 compared to net income of approximately $141,000 for the corresponding period in 2001. The decrease in net income for the three and six months ended June 30, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental and other income. Rental income decreased primarily due to a decrease in occupancy as a result of flood damage at Parktown Townhouses and a decrease in average rental rates and average occupancy at Raintree Apartments.

Total expenses for the three and six months ended June 30, 2002 decreased primarily due to a decrease in operating, interest and property tax expense. Operating expenses decreased due to a decrease in maintenance expenses and management fees partially offset by an increase in insurance expenses. Maintenance expenses decreased primarily due to the capitalization of construction period operating costs at Parktown Townhouses and a decrease in interior contract painting at Parktown Townhouses and Signal Pointe Apartments. Management fees decreased due to a decrease in rental income. Insurance expenses increased due to an increase in insurance premiums at all properties. Interest expense and property tax expense decreased due to the capitalization of the interest and taxes applicable to Parktown during the reconstruction period.

Included in general and administrative expense during the six months ended June 30, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $1,449,000 compared to approximately $485,000 at June 30, 2001. Cash and cash equivalents increased approximately $771,000 from the Partnership's calendar year end due to approximately $1,912,000 of cash provided by operating activities and approximately $495,000 of cash provided by investing activities offset by approximately $1,636,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and repayments of loans from an affiliate of the Corporate General Partner slightly offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests it working capital reserves in interest bearing accounts.

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

Parktown Townhouses

For 2002, the Partnership has budgeted approximately $676,000 for capital improvements excluding unbudgeted flood damage repairs that are covered by insurance, at Parktown Townhouses, consisting primarily of electrical upgrades, parking lot resurfacing, structural improvements, appliance replacements and air conditioning replacements. During the six months ended June 30, 2002, the Partnership completed approximately $1,211,000 of budgeted and unbudgeted capital improvements, consisting primarily of appliance replacements, office computers, parking lot improvements, plumbing fixtures, furniture and fixtures and land improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Raintree Apartments

For 2002, the Partnership has budgeted approximately $114,000 for capital improvements at Raintree Apartments, consisting primarily of water submetering, structural improvements, floor covering and air conditioning replacement. During the six months ended June 30, 2002, the Partnership completed approximately $95,000 of capital improvements, consisting primarily of floor covering replacements, water submetering, and structural improvements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

For 2002, the Partnership has budgeted approximately $121,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements and air conditioning unit replacements. During the six months ended June 30, 2002, the Partnership completed approximately $64,000 of capital improvements, consisting primarily of floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $19,072,000 matures on November 1, 2021 and is amortized over 240 months with no required balloon payments at maturity.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations               $ --             $ --            $1,978           $71.20

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate from the Corporate General Partner to permit any distributions to its partners for the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,231.50 limited partnership units in the Partnership representing 69.93% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.93% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed February 2, 1981 (File No. 2-69507), is incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    SHELTER PROPERTIES II


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.