Form 10QSB
period 2002-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2002-11-14
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002

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
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                  $   497
   Receivables and deposits                                                     1,449
   Restricted escrows                                                             764
   Other assets                                                                   632
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   29,794
                                                                31,608
      Less accumulated depreciation                            (19,223)        12,385

                                                                             $ 15,727
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 187
   Tenant security deposit liabilities                                            189
   Accrued property taxes                                                         384
   Other liabilities                                                              378
   Due to general partner                                                       5,139
   Mortgage notes payable                                                      18,948

Partners' Deficit
   General partners                                            $ (144)
   Limited partners (27,500 units issued and
      outstanding)                                              (9,354)        (9,498)

                                                                             $ 15,727

                       See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                       2002          2001         2002         2001
Revenues:
   Rental income                     $ 1,348       $ 1,619       $ 3,539      $ 4,683
   Other income                          128            80           340          302
       Total revenues                  1,476         1,699         3,879        4,985

Expenses:
   Operating                             582           532         1,886        1,878
   General and administrative             58            65           202          197
   Depreciation                          257           171           750          693
   Interest                              425           288         1,028        1,011
   Property taxes                        119            64           283          293
       Total expenses                  1,441         1,120         4,149        4,072

Net income (loss)                      $ 35         $ 579        $ (270)       $ 913

Net income (loss) allocated to
   general partners (1%)               $ --          $ 6          $ (3)         $ 9
Net income (loss) allocated to
   limited partners (99%)                 35           573          (267)         904

                                       $ 35         $ 579        $ (270)       $ 913
Net income (loss) per limited
   partnership unit                   $ 1.27       $ 20.84       $ (9.71)     $ 32.87

Distributions per limited
    partnership unit                   $ --          $ --         $ --        $ 71.20

                       See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         27,500          $ 2        $27,500     $27,502

Partners' deficit at
   December 31, 2001                   27,500         $ (141)     $(9,087)    $(9,228)

Net loss for the nine months
   ended September 30, 2002                --             (3)        (267)       (270)

Partners' deficit at
   September 30, 2002                  27,500         $ (144)     $(9,354)    $(9,498)

                       See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                     2002         2001
Cash flows from operating activities:
   Net (loss) income                                               $ (270)       $ 913
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
      Depreciation                                                     750          693
      Amortization of discounts and loan costs                          21           20
      Change in accounts:
        Receivables and deposits                                     3,297       (4,722)
        Other assets                                                   (53)         (41)
        Accounts payable                                            (3,628)         340
        Tenant security deposit liabilities                             76          (16)
        Accrued property taxes                                         126          112
        Due to affiliate                                                47           14
        Other liabilities                                              135           75
          Net cash provided by (used in) operating activities          501       (2,612)

Cash flows from investing activities:
   Property improvements and replacements                           (3,903)      (1,118)
   Net insurance proceeds                                            2,936          884
   Net withdrawals from restricted escrows                           2,624          883
          Net cash provided by investing activities                  1,657          649

Cash flows from financing activities:
   Payments on mortgage notes payable                                 (364)        (301)
   Loan cost paid                                                       --          (60)
   Advances from affiliate                                           1,533        3,513
   Repayment of advances from affiliate                             (3,508)          --
   Distributions to partners                                            --       (1,978)
          Net cash (used in) provided by financing activities       (2,339)       1,174

Net decrease in cash and cash equivalents                             (181)        (789)

Cash and cash equivalents at beginning of period                       678          949

Cash and cash equivalents at end of period                          $ 497        $ 160

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $ 1,293       $ 943

Included in property improvements for the nine months ended September 30, 2002 are approximately $1,730,000 of improvements which were included in accounts payable at December 31, 2001.

                       See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Reconciliation of Cash Flows

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "Net cash provided by (used in) operating activities" to "Net cash from operations", as defined in the partnership agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                              Nine Months Ended
                                                                September 30,
                                                             2002           2001
                                                               (in thousands)
Net cash provided by (used in) operating activities          $ 501      $(2,612)
  Payments on mortgage notes payable                           (364)       (301)
  Property improvements and replacements                     (3,903)     (1,118)
  Change in restricted escrows, net                           2,624         883
  Repayments to affiliates on advances for
    operations                                                 (420)         --
  Advances from affiliates for operations                        81          --
  Changes in reserves for net operating
    liabilities                                                  17       4,238
  Release of (additional) operating reserves                  1,464      (1,090)

      Net cash from operations                               $ --          $ --

During the nine months ended September 30, 2002, the Corporate General Partner released previously reserved cash of approximately $1,464,000. For the nine months ended September 30, 2001, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $1,090,000 to fund continuing capital improvement needs in order for the properties to remain competitive.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $186,000 and $241,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $866,000 and $307,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating and general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $715,000 and $175,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties. At September 30, 2002, the Partnership owed approximately $30,000 to affiliates of the Corporate General Partner for accountable administrative expenses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of September 30, 2002, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the nine months ended September 30, 2002 the Partnership made principal payments of approximately $3,508,000, and received new principal advances of approximately $1,533,000. As of September 30, 2002 the indebtedness to the General Partner is approximately $5,051,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $273,000 and $14,000 for the nine months ended September 30, 2002 and 2001, respectively. The Corporate General Partner is considering the remedies it can pursue, including accelerating repayment of these outstanding loans it has made to the Partnership. These loans were made to assist in the redevelopment required at Parktown Townhouses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $82,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. As of September 30, 2002, the repairs to the property have been substantially completed and approximately $7,069,000 has been spent on mold remediation and other repair costs. Approximately $2,467,000 has been spent on reconstruction of the property. During 2001, the Partnership received insurance proceeds of approximately $6,094,000 and additional proceeds of $2,936,000 were received during the nine months ended September 30, 2002. At September 30, 2002, approximately $509,000 of the insurance proceeds were being held by the lender. Subsequent to September 30, 2002, additional insurance proceeds of approximately $672,000 were received by the Partnership. As the final insurance proceeds have not been received, no casualty gain or loss has been recognized. As a result of the reconstruction, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, have been capitalized during the nine months ended September 30, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001
       Parktown Townhouses (1)
          Deer Park, Texas                             44%            64%
       Raintree Apartments
          Anderson, South Carolina                     93%            94%
       Signal Pointe Apartments
          Winter Park, Florida                         93%            91%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding. At September 30, 2002, all of the 309 units were available for rent, of which 232 were occupied.

Results of Operations

The Partnership realized a net loss for the nine months ended September 30, 2002 of approximately $270,000 compared to net income of approximately $913,000 for the corresponding period in 2001. For the three months ended September 30, 2002 the Partnership realized net income of approximately $35,000 compared to net income of approximately $579,000 for the corresponding period in 2001. The decrease in net income for the three and nine months ended September 30, 2002 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income offset by a slight increase in other income. Rental income decreased primarily due to a decrease in occupancy as a result of flood damage at Parktown Townhouses. Other income increased primarily due to an increase in fees charged to residents at Raintree Apartments and Signal Pointe Apartments.

Total expenses for the three month period increased due to increases in depreciation and interest expense. Total expenses for the nine month period increased due to increases in operating, depreciation, interest and property tax expense. Depreciation expense increased as buildings at Parktowne Townhouses were completed and put into service. Interest expense increased due to the higher advance balances owed to the Corporate General Partner during 2002.
Operating and property tax expense increased due to no longer capitalizing operating and property tax expense on Parktown Townhouses.

Included in general and administrative expense during the nine months ended September 30, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $497,000 compared to approximately $160,000 at September 30, 2001. Cash and cash equivalents decreased approximately $181,000 from the Partnership's calendar year end due to approximately $2,339,000 of cash used in financing activities offset by approximately $1,657,000 of cash provided by investing activities and approximately $501,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and repayments of loans from an affiliate of the Corporate General Partner slightly offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender largely offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the nine months ended September 30, 2002 the Partnership made principal payments of approximately $3,508,000, and received new principal advances of approximately $1,533,000. As of September 30, 2002 the indebtedness to the General Partner is approximately $5,051,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $273,000 and $14,000 for the nine months ended September 30, 2002 and 2001, respectively. The Corporate General Partner is considering the remedies it can pursue, including accelerating repayment of these outstanding loans it has made to the Partnership. These loans were made to assist in the redevelopment required at Parktown Townhouses.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Parktown Townhouses

For 2002, the Partnership has budgeted approximately $1,013,000 for capital improvements excluding unbudgeted flood damage repairs that are covered by insurance, at Parktown Townhouses, consisting primarily of electrical upgrades, parking lot resurfacing, structural improvements, appliance replacements and air conditioning replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $1,924,000 of budgeted and unbudgeted capital improvements, consisting primarily of building construction, appliance replacements, office computers, parking lot improvements, plumbing fixtures, furniture and fixtures and land improvements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Raintree Apartments

For 2002, the Partnership has budgeted approximately $114,000 for capital improvements at Raintree Apartments, consisting primarily of water submetering, structural improvements, floor covering and air conditioning replacement. During the nine months ended September 30, 2002, the Partnership completed approximately $113,000 of capital improvements, consisting primarily of floor covering and appliance replacements, water submetering, wall coverings, and structural improvements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

For 2002, the Partnership has budgeted approximately $137,000 for capital improvements at Signal Pointe Apartments, consisting primarily of floor covering replacements and air conditioning unit replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $136,000 of capital improvements, consisting primarily of plumbing fixtures, ADA compliance and floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,948,000 matures on January 1, 2021 and is amortized over 240 months with no required balloon payments at maturity.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                    Nine Months      Per Limited       Nine Months       Per Limited
                       Ended         Partnership          Ended          Partnership
                September 30, 2002       Unit       September 30, 2001       Unit

Operations             $ --              $ --             $1,978            $71.20

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the Corporate General Partner to permit any distributions to its partners for the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,472.50 limited partnership units in the Partnership representing 70.81% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.81% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    SHELTER PROPERTIES II


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2003

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties II Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    II Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties II Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.