Form 10KSB
period 2002-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2003-03-31
CIK 319723

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                    For the fiscal year ended December 31, 2002


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

State issuer's revenues for its most recent fiscal year.  $7,840,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1981, during its acquisition phase, the Registrant acquired five existing apartment properties. The Partnership continues to own and operate three of these properties. See "Item 2. Description of Properties".

Commencing February 2, 1981, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 27,400 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 1.5 Units ($1,500) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Since its offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The offering terminated on April 30, 1981. Upon termination of the offering, the Partnership had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Partnership invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 2002, the Partnership sold one property and lost one property to the lender through foreclosure.

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:


                                 Date of
Properties                       Purchase         Type of Ownership           Use

Parktown Townhouses              03/01/81    Fee ownership, subject to   Apartment
Deer Park, Texas                             first mortgage              309 units

Raintree Apartments              04/30/81    Fee ownership, subject to   Apartment
Anderson, South Carolina                     first mortgage              176 units

Signal Pointe Apartments         06/30/81    Fee ownership, subject to   Apartment
Winter Park, Florida                         first mortgage              368 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                               Gross
                             Carrying    Accumulated                       Federal
Properties                     Value     Depreciation   Rate   Method     Tax Basis
                                  (in thousands)                        (in thousands)

Parktown Townhouses           $15,246      $ 6,555      5-35     S/L       $ 5,335
Raintree Apartments             4,773        3,533      5-38     S/L           777
Signal Pointe Apartments       13,055        9,440      5-37     S/L         2,282

          Totals              $33,074      $19,528                         $ 8,394

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                                Principal
                                Balance At      Stated
                              December 31,     Interest       Period        Maturity
Property (1)                      2002           Rate        Amortized        Date
                             (in thousands)
Parktown Townhouses
  1st mortgage                   $ 7,441         7.21%        20 yrs        01/01/21

Raintree Apartments
  1st mortgage                     2,915         7.22%        20 yrs        01/01/21

Signal Pointe Apartments
  1st mortgage                     8,467         7.22%        20 yrs        01/01/21

           Total                 $18,823

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to repay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2002 and 2001 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                         (per unit)

 Properties                          2002         2001          2002        2001

 Parktown Townhouses (1)            $9,320       $9,090         53%          49%
 Raintree Apartments                 6,109        6,414         92%          94%
 Signal Pointe Apartments            7,790        7,733         93%          92%

   (1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property has incurred extensive damage as a result of the flooding. As of August 2002, all units were available for occupancy. As of December 31, 2002, 253 units were occupied.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                2002            2002
                                               Billing        Rate (1)
                                           (in thousands)

       Parktown Townhouses                      $189            3.28%
       Raintree Apartments                        77           39.94%
       Signal Pointe Apartments                  171            1.67%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. During 2001 and 2002, insurance proceeds of approximately $10,580,000 have been received which include approximately $6,789,000 for mold remediation, approximately $3,305,000 for building reconstruction, approximately $203,000 for lost rents and approximately $283,000 for other expenses. Approximately $1,535,000 and $2,700,000 were spent on the reconstruction of the property during 2002 and 2001, respectively. Net book value of destroyed assets written off was approximately $884,000. The Partnership recognized a casualty gain of approximately $2,421,000 in 2002. Lost rents recognized in 2001 totaled approximately $1,144,000 with approximately $203,000 received and approximately $941,000 in accounts receivable at December 31, 2002.

As of December 31, 2002, the Partnership has completed approximately $3,304,000 of capital improvements consisting primarily of building and parking lot improvements, plumbing fixtures, parking lot resurfacing, appliances and air conditioning unit replacements. These improvements were funded from operating cash flow, insurance proceeds and loans from the Corporate General Partner. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $93,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raintree Apartments

As of December 31, 2002, the Partnership has completed approximately $121,000 of capital improvements consisting primarily of floor covering and appliance replacements, wall coverings, air conditioning unit replacement, and water submetering enhancement. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $53,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

As of December 31, 2002, the Partnership has completed approximately $217,000 of capital improvements consisting primarily of air conditioning unit replacements, appliances and floor covering replacements and exterior painting. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $110,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders:

During the quarter ended December 31, 2002, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units aggregating $27,400,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership had 867 holders of record owning an aggregate of 27,500 Units at December 31, 2002. Affiliates of the Corporate General Partner owned 19,527.50 units or 71.01% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information on the allocation of distributions between general and limited partners.


                       Year          Per Limited           Year          Per Limited
                       Ended         Partnership          Ended          Partnership
                 December 31, 2002       Unit       December 31, 2001        Unit

Operations             $ --              $ --             $1,978            $71.20

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,527.50 limited partnership units in the Partnership representing 71.01% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $2,206,000 compared to net income of approximately $1,475,000 for the corresponding period in 2001. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues primarily increased due to the recognition of a casualty gain at Parktown Townhouses and an increase in other income offset by a decrease in rental income. Other income increased due to increases in utility reimbursements, application fees, and lease cancellation fees at all of the investment properties. Rental income decreased due to lost rents of $1,441,000 recognized in 2001 at Parktown Apartments. No lost rents were recognized to replace lost rental income in 2002. This decrease was partially offset by increased rental rates and increased occupancy at Parktown Townhouses.

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. During 2001 and 2002, the Partnership received insurance proceeds of approximately $10,580,000 which include approximately $6,789,000 for mold remediation, approximately $203,000 for lost rents, and approximately $283,000 for other expenses. Approximately $1,535,000 and $2,700,000 were spent on the reconstruction of the property during 2002 and 2001, respectively. The net book value of the destroyed assets written off were approximately $884,000. During the year ended December 31, 2002, the partnership recognized a casualty gain of approximately $2,421,000. Income for lost rents recognized in 2001 totaled approximately $1,144,000 with approximately $203,000 received and approximately $941,000 in accounts receivable at December 31, 2002. As a result of the reconstruction, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, have been capitalized during the year ended December 31, 2002.

Total expenses increased due to increases in operating, depreciation and interest expense. Depreciation expense increased as reconstruction of buildings at Parktown Townhouses was completed and put into service. Interest expense increased due to the higher advance balances owed to the Corporate General Partner during 2002. Operating expenses increased due to capitalization of approximately $540,000 of expenses at Parktowne Townhouses in 2002 versus approximately $623,000 in 2001 and due to increases in advertising expense at Parktowne Townhouses and Signal Point Apartments.

Included in general and administrative expense during the years ended December 31, 2002 and 2001 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $361,000 compared to approximately $678,000 at December 31, 2001. Cash and cash equivalents decreased approximately $317,000 from the previous year ended December 31, 2001. The decrease is due to approximately $4,421,000 of cash used in financing activities partially offset by approximately $1,857,000 of cash provided by operating activities and approximately $2,247,000 of cash provided by investing activities. Cash provided by investing activities consisted of net insurance proceeds received for the casualty at Parktown Townhouses and net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of payment of principal on the mortgages encumbering the investment properties and repayments of loans from an affiliate of the Corporate General Partner slightly offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $256,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $18,823,000 is amortized over 240 months with maturity dates of January 1, 2021, at which time the loans are scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership:


                       Year          Per Limited           Year          Per Limited
                       Ended         Partnership          Ended          Partnership
                 December 31, 2002       Unit       December 31, 2001        Unit

Operations             $ --              $ --             $1,978            $71.20

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,527.50 limited partnership units in the Partnership representing 71.01% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements:

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements  of Changes in  Partners'  Deficit - Years ended  December 31,
       2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties II


We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003


                              SHELTER PROPERTIES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 361
   Receivables and deposits                                                   1,047
   Restricted escrows                                                           255
   Other assets                                                                 574
   Investment properties (Notes B & E):
      Land                                                    $  1,814
      Buildings and related personal property                   31,260
                                                                33,074
      Less accumulated depreciation                            (19,528)      13,546
                                                                            $15,783

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $ 133
      Tenant security deposit liabilities                                       188
      Accrued property taxes                                                    189
      Due to affiliates (Note D)                                              3,210
      Other liabilities                                                         262
      Mortgage notes payable (Note B)                                        18,823

Partners' Deficit
   General partners                                            $ (119)
   Limited partners (27,500 units issued and
      outstanding)                                             (6,903)       (7,022)
                                                                            $15,783



                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                          Years Ended December 31,
                                                             2002          2001
Revenues:
  Rental income                                             $ 4,948       $ 6,019
  Other income                                                  471           380
  Casualty gain (Note F)                                      2,421            --
      Total revenues                                          7,840         6,399

Expenses:
  Operating                                                   2,546         2,329
  General and administrative                                    243           246
  Depreciation                                                1,056           828
  Interest                                                    1,443         1,193
  Property taxes                                                346           328
      Total expenses                                          5,634         4,924


Net income (Note C)                                         $ 2,206       $ 1,475

Net income allocated to general partners (1%)               $    22       $    15
Net income allocated to limited partners (99%)                2,184         1,460
                                                            $ 2,206       $ 1,475

Net income per limited partnership unit                     $ 79.42       $ 53.09

Distributions per limited partnership unit                  $    --       $ 71.20


                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            27,500        $ 2      $ 27,500     $ 27,502

Partners' deficit at
  December 31, 2000                       27,500       $ (136)   $ (8,589)   $ (8,725)

Distribution to partners                      --          (20)     (1,958)      (1,978)

Net income for the year ended
  December 31, 2001                           --           15       1,460        1,475

Partners' deficit at
  December 31, 2001                       27,500         (141)     (9,087)      (9,228)

Net income for the year ended
  December 31, 2002                           --           22       2,184        2,206

Partners' deficit at
  December 31, 2002                       27,500       $ (119)   $ (6,903)    $ (7,022)

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Years Ended December 31,
                                                                      2002        2001
Cash flows from operating activities:
  Net income                                                        $ 2,206      $ 1,475
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                     1,056         828
      Amortization of discounts and loan costs                            28          27
      Casualty gain                                                   (2,421)        (14)
      Change in accounts:
        Receivables and deposits                                       4,572      (8,745)
        Other assets                                                      (2)         (5)
        Accounts payable                                              (3,682)        355
        Tenant security deposit liabilities                               75         (19)
        Accrued property taxes                                           (69)         11
        Due to affiliate                                                  75          11
        Other liabilities                                                 19         (31)
          Net cash provided by (used in) operating activities          1,857      (6,107)

Cash flows from investing activities:
  Property improvements and replacements                              (5,372)     (2,387)
  Net withdrawals from restricted escrows                              3,133         884
  Insurance proceeds received                                          4,486       2,775
          Net cash provided by investing activities                    2,247       1,272

Cash flows from financing activities:
  Payments on mortgage notes payable                                    (489)       (418)
  Advances from affiliate                                              1,533       6,998
  Repayment of advances from affiliate                                (5,465)         --
  Loan costs paid                                                         --         (38)
  Distributions to partners                                               --      (1,978)
          Net cash (used in) provided by financing
            activities                                                (4,421)      4,564

Net decrease in cash and cash equivalents                               (317)       (271)

Cash and cash equivalents at beginning of year                           678         949

Cash and cash equivalents at end of year                             $ 361        $ 678

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 1,707      $ 1,389

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   Payable                                                            $ --       $ 1,730
  Insurance proceeds held by mortgage lender                          $ --       $ 3,364
  Repairs to be covered by insurance in accounts payable              $ --       $ 1,656

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. As required by the Partnership, the following is a reconciliation of "Net cash provided by (used in) operating activities" in the accompanying statement of cash flow to "Net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                         Years Ended December 31,
                                                             2002          2001
                                                              (in thousands)
Net cash provided by (used in) operating activities         $1,857       $(6,107)
  Property improvements and replacements                    (5,372)       (2,387)
  Payments on mortgage notes payable                          (489)         (418)
  Advances from affiliates for operations                       81           400
  Repayments to affiliates on advances for operations         (420)           --
  Changes in reserves for net operating liabilities           (988)        8,423
  Changes in restricted escrows, net                         3,133           884
  Additional operating reserves                                 --          (795)

      Net cash from operations                            $ (2,198)        $ --

In 2002, the Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $2,198,000 to fund continuing capital improvement needs in order for the properties to remain competitive.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' (deficit) capital for 2002 and 2001 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 2002 and 2001 was computed as 99% of net income divided by 27,500 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of the partnership's debt at the incremental borrowing rate is $20,415,000.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of the apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 2002 and 2001 were a decrease of approximately $988,000 and an increase of approximately $8,423,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $322,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted escrows: At December 31, 2002, approximately $230,000 was on deposit with the mortgage holder of Signal Pointe Apartments until the property achieves certain occupancy levels. During 2002, approximately $3,364,000 of insurance proceeds were released by the mortgage holder of Parktowne Townhouses.

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

Loan Costs: Loan costs of approximately $562,000, less accumulated amortization of approximately $56,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense for the year ended December 31, 2002 was approximately $28,000. Amortization expense is expected to be approximately $28,000 for each of the years 2003 through 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $115,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                                Principal        Monthly
                                Balance At       Payment       Stated
                               December 31,     Including     Interest     Maturity
                                   2002          Interest       Rate         Date
                                 (in thousands)
Properties
Parktown Townhouses
  1st mortgage                   $ 7,441           $ 61        7.21%       01/01/21
Raintree Apartments
  1st mortgage                     2,915              24       7.22%       01/01/21
Signal Pointe Apartments
  1st mortgage                     8,467              70       7.22%       01/01/21

           Total                 $18,823          $ 155

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are incurred if the notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness. The principal balance is being amortized over 240 months and is scheduled to be fully amortized at maturity.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003              $  525
                               2004                 564
                               2005                 607
                               2006                 652
                               2007                 701
                            Thereafter           15,774
                                                $18,823

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):

                                                     2002         2001

Net income as reported                             $ 2,206      $ 1,475
Add (deduct):
   Depreciation differences                            235          117
   Change in prepaid rental                             25           (5)
   Other                                           (2,321) x       (289)

Federal taxable income                              $ 145       $ 1,298

Federal taxable income per limited
   partnership unit                                $ 20.82      $ 46.73


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported              $ (7,022)
                     Buildings and land                         809
                     Accumulated depreciation                (5,961)
                     Syndication fees                         3,111
                     Other                                     957
                  Net liabilities - tax basis              $(8,106)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $270,000 and $324,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $900,000 and $399,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $727,000 and $223,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the year ended December 31, 2002 the Partnership made principal payments of approximately $5,465,000, and received new principal advances of approximately $1,533,000. During the year ended December 31, 2001, the Partnership received new principal advances of approximately $6,998,000. As of December 31, 2002 the indebtedness to the Corporate General Partner is approximately $3,067,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $340,000 and $107,000 for the years ended December 31, 2002 and 2001, respectively. The Corporate General Partner is considering the remedies it can pursue, including accelerating repayment of these outstanding loans it has made to the Partnership.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2002, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $103,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,527.50 limited partnership units in the Partnership representing 71.01% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)


                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                    Encumbrances       Land      Property     Acquisition
                              (in thousands)                            (in thousands)

Parktown Townhouses              $ 7,441        $ 1,095     $ 5,329        $ 8,821
Raintree Apartments                2,915            184       3,184          1,405
Signal Pointe Apartments           8,467            535       8,062          4,459

          Totals                 $18,823        $ 1,814     $16,575        $14,685


                     Gross Amount At Which
                            Carried
                     At December 31, 2002
                        (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of      Date   Depreciable
Description          Land   Properties Total  Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Parktown           $ 1,095   $14,151   $15,246   $ 6,555       1969     03/01/81    5-35
Townhouses
Raintree               184     4,589     4,773     3,533     1972-1974  04/30/81    5-38
Apartments
Signal Pointe
  Apartments           535    12,520    13,055     9,440       1970     06/30/81    5-37


      Totals       $ 1,814   $31,260   $33,074  $19,528

Reconciliation of "real estate and accumulated depreciation":

                                               Years Ended December 31,
                                                   2002         2001
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $29,435      $27,467
    Property improvements                           3,642        4,117
    Disposals of property                              (3)      (2,149)
Balance at end of year                            $33,074      $29,435

Accumulated Depreciation
Balance at beginning of year                      $18,473      $18,891
    Additions charged to expense                    1,056          828
    Disposals of property                              (1)      (1,246)
Balance at end of year                            $19,528      $18,473


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $33,883,000 and $34,364,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $25,489,000 and $24,669,000, respectively.

Note F - Casualty Event

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. During 2001 and 2002, insurance proceeds of approximately $10,580,000 have been received which include approximately $6,789,000 for mold remediation, approximately $203,000 for lost rents and approximately $283,000 for other expenses. Net book value of destroyed assets written off were approximately $884,000. The Partnership recognized a casualty gain of approximately $2,421,000. Income for lost rents recognized in 2001 totaled approximately $1,144,000 with approximately $203,000 received in and approximately $941,000 in accounts receivable at December 31, 2002. As a result of the reconstruction, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, have been capitalized during the year ended December 31, 2002 as compared to $353,000, $131,000 and $139,000 during the year ended December 31, 2001.

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

On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

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

Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer


Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $43,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2002.

           Entity                          Number of Units      Percentage

           Cooper River Properties, LLC        1,958.5             7.12%
             (an affiliate of AIMCO)
           Insignia Properties, LP             9,128.0            33.19%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                8,441.0            30.70%
             (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement. AIMCO Properties, LP, the other general partner, has acquired 8,441 units as the result of one or more tender offers.

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

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $270,000 and $324,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $900,000 and $399,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $727,000 and $223,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the year ended December 31, 2002 the Partnership made principal payments of approximately $5,465,000, and received new principal advances of approximately $1,533,000. During the year ended December 31, 2001, the Partnership received new principal advances of approximately $6,998,000. As of December 31, 2002 the indebtedness to the Corporate General Partner is approximately $3,067,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $340,000 and $107,000 for the years ended December 31, 2002 and 2001, respectively. The Corporate General Partner is considering the remedies it can pursue, including accelerating repayment of these outstanding loans it has made to the Partnership.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2002, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $103,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,527.50 limited partnership units in the Partnership representing 71.01% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures as defined in Exchange Act Rules (13a-14(c) and 15d-14(c)and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties II Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                              /s/Patrick J. Foye
                              Patrick J. Foye
                              Executive Vice President of Shelter Realty II Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties II Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

                  (g) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments.****

                  (h) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Raintree Apartments.****

                  (i) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Signal Pointe Apartments.****

                        ****Filed as Exhibit 10(iii) (g) through (i), respectively, to Form 10-KSB of Registrant for the year ended December 31, 2001 and incorporated herein by reference.

          99 (a) Prospectus of Registrant dated February 2, 1981 [included in Registration Statement No. 2-69507 of Registrant and incorporated herein by reference].

                  (b) Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties II Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.