Form 10QSB
period 2003-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2003-05-15
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-10256


                              SHELTER PROPERTIES II
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $   345
   Receivables and deposits                                                      266
   Restricted escrows                                                            256
   Other assets                                                                  621
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   31,427
                                                                33,241
      Less accumulated depreciation                            (19,845)       13,396

                                                                            $ 14,884
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 82
   Tenant security deposit liabilities                                           194
   Accrued property taxes                                                        115
   Other liabilities                                                             386
   Due to general partner                                                      1,915
   Mortgage notes payable                                                     18,695

Partners' Deficit
   General partners                                            $ (114)
   Limited partners (27,500 units issued and
      outstanding)                                              (6,389)       (6,503)

                                                                            $ 14,884

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                  March 31,
                                                              2003             2002
Revenues:
   Rental income                                             $1,422           $1,044
   Other income                                                 152              100
   Casualty gain (Note D)                                       527               --
      Total revenues                                          2,101            1,144

Expenses:
   Operating                                                    708              663
   General and administrative                                    62               83
   Depreciation                                                 317              216
   Interest                                                     380              301
   Property taxes                                               115               90
      Total expenses                                          1,582            1,353

Net income (loss)                                             $ 519           $ (209)

Net income (loss) allocated to general partners (1%)           $ 5             $ (2)

Net income (loss) allocated to limited partners (99%)           514             (207)

                                                              $ 519           $ (209)

Net income (loss) per limited partnership unit               $18.69           $(7.53)

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
   December 31, 2002                    27,500        $ (119)     $(6,903)     $(7,022)

Net income for the three months
   ended March 31, 2003                     --             5          514         519

Partners' deficit at
   March 31, 2003                       27,500        $ (114)     $(6,389)    $(6,503)

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income (loss)                                               $ 519        $ (209)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    317          216
     Casualty gain                                                  (527)          --
     Amortization of loan costs                                        7            7
     Change in accounts:
      Receivables and deposits                                       781        1,604
      Other assets                                                   (54)        (165)
      Accounts payable                                               (51)         591
      Tenant security deposit liabilities                              6           30
      Accrued property taxes                                         (74)        (130)
      Due to General Partner                                          15           25
      Other liabilities                                              124           73
        Net cash provided by operating activities                  1,063        2,042

Cash flows from investing activities:
   Property improvements and replacements                           (167)      (2,644)
   Insurance proceeds received                                       527           --
   Net (deposits to) withdrawals from restricted escrows              (1)       2,753
        Net cash provided by investing activities                    359          109

Cash flows from financing activities:
   Payments on mortgage notes payable                               (128)        (119)
   Advances from affiliate                                            30          248
   Repayments of advances from affiliate                          (1,340)      (2,757)
        Net cash used in financing activities                     (1,438)      (2,628)

Net decrease in cash and cash equivalents                            (16)        (477)

Cash and cash equivalents at beginning of period                     361          678

Cash and cash equivalents at end of period                        $ 345        $ 201

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 377        $ 415

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                           Three Months Ended
                                                               March 31,
                                                           2003            2002
                                                             (in thousands)
   Net cash provided by operating activities             $ 1,063          $ 2,042
     Payments on mortgage notes payable                     (128)            (119)
     Property improvements and replacements                 (167)          (2,644)
     Change in restricted escrows, net                        (1)           2,753
     Repayments to affiliates on advances for
       operations                                             --             (247)
     Advances from affiliates for operations                  30               81
     Changes in reserves for net operating
       liabilities                                          (747)          (2,003)
   Additional reserves                                       (50)              --

         Net cash from operations                         $ --            $ (137)

The Corporate General Partner reserved approximately $50,000 at March 31, 2003 to fund capital improvements and repairs at its properties. The Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $137,000 at March 31, 2002 to fund continuing capital improvements in order for the properties to remain competitive.

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

During the three months ended March 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $55,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses. At March 31, 2003, approximately $98,000 of these fees were accrued and included in due to general partner.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $457,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $395,000 for the three months ended March 31, 2002. No such amounts were charged during the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned and is included in due to General Partner. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of March 31, 2003, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the three months ended March 31, 2003 the Partnership made principal payments of approximately $1,340,000, and received new principal advances of approximately $30,000. As of March 31, 2003 the indebtedness to the Corporate General Partner is approximately $1,759,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense was approximately $33,000 and $92,000 for the three months ended March 31, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $85,000 and $103,000, respectively.

Note D - Casualty

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the three months ended March 31, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. Approximately $209,000 related to lost rents remains in accounts receivable at March 31, 2003.

Due to the reconstruction, the property was largely physically vacant during 2002. As a result, interest, property taxes and certain operating expenses totaling approximately $149,000, $80,000 and $33,000, respectively, were capitalized during the three months ended March 31, 2002. During the three months ended March 31, 2003, no such costs were capitalized.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Parktown Townhouses (1)
          Deer Park, Texas                             87%            20%
       Raintree Apartments
          Anderson, South Carolina                     92%            92%
       Signal Pointe Apartments
          Winter Park, Florida                         93%            93%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property incurred extensive damage as a result of the flooding and was largely physically vacant during reconstruction in 2002 and 2001. As of March 31, 2003, the redevelopment of the property was complete and the previously damaged units were available for occupancy.


Results of Operations

The Partnership realized net income for the three months ended March 31, 2003 of approximately $519,000 compared to a net loss of approximately $209,000 for the corresponding period in 2002. The increase in net income was due to an increase in total revenue partially offset by an increase in total expenses. Total revenue increased due to an increase in rental income and due to the recognition of a casualty gain in 2003. Rental revenue increased due to an increase in occupancy at Parktown Townhouses partially offset by a decrease in average rental rates at Raintree Apartments.

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the three months ended March 31, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. Approximately $209,000 related to lost rents remains in accounts receivable at March 31, 2003.

Due to the reconstruction, the property was largely physically vacant during 2002. As a result, interest, property taxes and certain operating expenses totaling approximately $149,000, $80,000 and $33,000, respectively, were capitalized during the three months ended March 31, 2002. During the three months ended March 31, 2003, no such costs were capitalized.

Total expenses increased due to increases in operating, depreciation, and interest expenses. Operating expense increased due to an increase in advertising, property and maintenance expenses. Advertising expense increased due to an increase in referral fees at Parktown Townhouses and Signal Pointe Apartments and periodicals at all properties. Property expenses increased due to an increase in utilities and payroll and related expenses at all of the investment properties. Maintenance expenses increased due to an increase in contract labor at all of the investment properties and a decrease in capitalized operating costs at Parktown Townhouses. Depreciation expense increased due to new assets placed into service during the past 12 months and due to approximately 214 units being unoccupied due to the casualty at Parktown Townhouses and therefore not depreciated in 2002. Interest expense increased due to the capitalization of the interest applicable to Parktown Townhouses during the reconstruction period in 2002, partially offset by a decrease in general partner loan interest due to a lower principal balance.

Included in general and administrative expense during the three months ended March 31, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $345,000 compared to approximately $201,000 at March 31, 2002. Cash and cash equivalents decreased approximately $16,000 from the Partnership's year ended December 31, 2002 due to approximately $1,438,000 of cash used in financing activities partially offset by approximately $1,063,000 and $359,000 of cash provided by operating activities and investing activities, respectively. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayments of loans from an affiliate of the Corporate General Partner slightly offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of insurance proceeds from the Parktown casualty partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Parktown Townhouses, consisting primarily of floor covering replacements, plumbing fixtures, appliances, and water heaters. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $77,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances, fencing, and water heaters. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Raintree Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $35,000 of capital improvements at Raintree Apartments, consisting primarily of floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $390,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot upgrades, structural enhancements, appliances, exterior painting, building improvements, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $105,000 of capital improvements at Raintree Apartments, consisting primarily of parking area upgrades, appliances, air conditioning units, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $294,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances, cabinets, and air conditioning units. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $18,695,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2003 and 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures and advance repayments to permit any distributions to its partners in the year 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,527.50 limited partnership units in the Partnership representing 71.01% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.