Form 10QSB
period 2003-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2003-11-13
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003

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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 356
   Receivables and deposits                                                       86
   Restricted escrows                                                            257
   Other assets                                                                  696
   Investment properties:
      Land                                                    $ 1,814
      Buildings and related personal property                   31,671
                                                                33,485
      Less accumulated depreciation                            (20,478)       13,007

                                                                            $ 14,402
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 44
   Tenant security deposit liabilities                                           176
   Accrued property taxes                                                        333
   Other liabilities                                                             272
   Due to affiliate                                                            1,039
   Mortgage notes payable                                                     18,433

Partners' Deficit
   General partners                                            $ (108)
   Limited partners (27,500 units issued and
      outstanding)                                              (5,787)       (5,895)

                                                                            $ 14,402

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                       2003          2002         2003         2002
Revenues:
   Rental income                     $ 1,837       $ 1,348       $ 4,807      $ 3,539
   Other income                          207           128           520          340
   Casualty gain (Note D)                 --            --           527           --
       Total revenues                  2,044         1,476         5,854        3,879

Expenses:
   Operating                             774           582         2,174        1,886
   General and administrative             48            58           161          202
   Depreciation                          308           257           950          750
   Interest                              359           425         1,109        1,028
   Property taxes                        102           119           333          283
       Total expenses                  1,591         1,441         4,727        4,149

Net income (loss)                     $ 453          $ 35        $ 1,127      $ (270)

Net income (loss) allocated to
   general partners (1%)               $ 4           $ --         $ 11         $ (3)
Net income (loss) allocated to
   limited partners (99%)                449            35         1,116         (267)

                                      $ 453          $ 35        $ 1,127      $ (270)
Net income (loss) per limited
   partnership unit                  $ 16.33        $ 1.27       $ 40.58      $ (9.71)

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
   December 31, 2002                    27,500        $ (119)     $(6,903)     $(7,022)

Net income for the nine months
   ended September 30, 2003                 --            11        1,116       1,127

Partners' deficit at
   September 30, 2003                   27,500        $ (108)     $(5,787)    $(5,895)

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows used in operating activities:
   Net income (loss)                                            $ 1,127      $ (270)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation                                                  950          750
      Casualty gain                                                (527)          --
      Amortization of discounts and loan costs                       21           21
      Change in accounts:
        Receivables and deposits                                    961        3,297
        Other assets                                               (143)         (53)
        Accounts payable                                            (89)      (3,628)
        Tenant security deposit liabilities                         (12)          76
        Accrued property taxes                                      144          126
        Due to affiliate                                             31           47
        Other liabilities                                            10          135
            Net cash provided by operating activities             2,473          501

Cash flows used in investing activities:
   Property improvements and replacements                          (411)      (3,903)
   Insurance proceeds received                                      527        2,936
   Net (deposits to) withdrawals from restricted escrows             (2)       2,624
            Net cash provided by investing activities               114        1,657


Cash flows used in financing activities:
   Payments on mortgage notes payable                              (390)        (364)
   Advances from affiliate                                           30        1,533
   Repayment of advances from affiliate                          (2,232)      (3,508)
            Net cash used in financing activities                (2,592)      (2,339)

Net decrease in cash and cash equivalents                            (5)        (181)

Cash and cash equivalents at beginning of period                    361          678

Cash and cash equivalents at end of period                       $ 356        $ 497

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,201      $ 1,293

                   See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                            Nine Months Ended
                                                              September 30,
                                                          2003             2002
                                                             (in thousands)
   Net cash provided by operating activities             $ 2,473          $ 501
     Payments on mortgage notes payable                     (390)          (364)
     Property improvements and replacements                 (411)        (3,903)
     Change in restricted escrows, net                        (2)         2,624
     Repayments to affiliates on advances for
       operations                                             --           (420)
     Advances from affiliates for operations                  30             81
     Changes in reserves for net operating
       liabilities                                          (871)            17
     Additional reserves for capital improvements           (829)        (1,464)

         Net cash from operations                         $ --             $ --

For the nine months ended September 30, 2003, the Corporate General Partner reserved approximately $829,000 to fund capital improvements and repairs at the Partnership's three investment properties. For the nine months ended September 30, 2002, the Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $1,464,000 to fund continuing capital improvements and repairs in order for the properties to remain competitive.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $246,000 and $186,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $113,000 and $866,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $715,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At September 30, 2003, approximately $119,000 of these fees were accrued and included in due to affiliate on the accompanying balance sheet.

During 1983, a payable to the general partner of approximately $58,000 was accrued for sales commissions earned and is included in due to affiliate. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of return are received by the limited partners. As of September 30, 2003, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the nine months ended September 30, 2003 the Partnership made principal payments of approximately $2,232,000, and received new principal advances of approximately $30,000. As of September 30, 2003 the indebtedness to an affiliate of the Corporate General Partner is approximately $862,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense was approximately $77,000 and $273,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the nine months ended September 30, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. In addition, approximately $582,000 was received related to lost rents, of which approximately $378,000 was recorded as rental income in the accompanying financial statements.

Due to the reconstruction, Parktown Townhouses was largely physically vacant during 2002. As a result, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, were capitalized during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, no such costs were capitalized.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Parktown Townhouses (1)
         Deer Park, Texas                              91%            44%
       Raintree Apartments
         Anderson, South Carolina                      95%            93%
       Signal Pointe Apartments
         Winter Park, Florida                          95%            93%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property incurred extensive damage as a result of the flooding and was largely physically vacant during reconstruction in 2002 and 2001. As of September 30, 2003, the redevelopment of the property was complete and the previously damaged units were available for occupancy.

Results of Operations

For the three months ended September 30, 2003 the Partnership realized net income of approximately $453,000 compared to net income of approximately $35,000 for the corresponding period in 2002. The Partnership realized net income for the nine months ended September 30, 2003 of approximately $1,127,000 compared to a net loss of approximately $270,000 for the corresponding period in 2002. The increase in net income for both periods was due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for both periods increased due to increases in rental and other income and, additionally, for the nine months ended September 30, 2003, the recognition of a casualty gain. Rental income increased due to an increase in occupancy at Parktown Townhouses and the receipt of approximately $378,000 in insurance proceeds for lost rents related to the casualty at Parktown Townhouses partially offset by an increase in bad debt expense at all of the Partnership's investment properties. Other income increased due to increases in late charges at Parktown Townhouses and Signal Pointe Apartments and lease cancellation fees and utility reimbursements at Parktown Townhouses.

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the nine months ended September 30, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. In addition, approximately $582,000 was received related to lost rents, of which approximately $378,000 was recorded as rental income in the accompanying financial statements.

Due to the reconstruction, Parktown Townhouses was largely physically vacant during 2002. As a result, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, were capitalized during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, no such costs were capitalized.

For the three months ended September 30, 2003, total expenses increased due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. For the nine months ended September 30, 2003, total expenses increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expense. Operating expense for both periods increased due to increases in advertising, property and maintenance expenses. Advertising expense increased primarily due to an increase in periodicals at Parktown Townhouses and Signal Pointe Apartments. Property expense increased due to increases in payroll and related expenses at Parktown Townhouses and Signal Pointe Apartments. Maintenance expense increased due to an increase in contract labor at all of the investment properties and a decrease in certain capitalized costs, primarily payroll related, at Parktown Townhouses. Depreciation expense for both periods increased due to new assets placed into service during the past 12 months and due to approximately 214 units being unoccupied due to the casualty at Parktown Townhouses and therefore not depreciated in 2002. Interest expense for the three months ended September 30, 2003 decreased due to a decrease in interest on loans from the Corporate General Partner partially offset by the capitalization of construction period interest during 2002. For the nine months ended September 30, 2003, interest and property tax expenses increased due to the capitalization of the interest and property taxes applicable to Parktown Townhouses during the reconstruction period in 2002.

General and administrative expenses for the nine months ended September 30, 2003 decreased due to a decrease in reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment at each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $356,000 compared to approximately $497,000 at September 30, 2002. Cash and cash equivalents decreased approximately $5,000 from December 31, 2002 due to approximately $2,592,000 of cash used in financing activities partially offset by approximately $2,473,000 and $114,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayments of loans from an affiliate of the Corporate General Partner partially offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of the receipt of insurance proceeds from the Parktown casualty partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

During the nine months ended September 30, 2003, the Partnership completed approximately $86,000 of capital improvements at Parktown Townhouses, consisting primarily of floor covering and HVAC replacements, pool improvements, major landscaping, plumbing fixture upgrades and appliance and water heater replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $23,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, fencing additions, and water heater replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Raintree Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $56,000 of capital improvements at Raintree Apartments, consisting primarily of floor covering, appliance, and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $269,000 of capital improvements at Signal Pointe Apartments, consisting primarily of parking area upgrades, appliance and air conditioning unit replacements, structural and electrical upgrades, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, cabinet, and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness encumbering the Partnership's investment properties of approximately $18,433,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2003 and 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures and repayments of advances from the Corporate General Partner to permit any distributions to its partners in the year 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,527.50 limited partnership units (the "Units") in the Partnership representing 71.01% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 7,972.50 Units for a purchase price of $242.05 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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



                                    SHELTER PROPERTIES II


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Paul J. McAuliffe
                                          Paul J. McAuliffe
                                          Executive Vice President
                                          and Chief Financial Officer


                                    Date: November 12, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      II;

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

Date:  November 12, 2003

                                    /s/Patrick J. Foye
                                 Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    II  Corporation,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      II;

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.