Form 10KSB
period 2003-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2004-03-30
CIK 319723

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934


                    For the fiscal year ended December 31, 2003


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

State issuer's revenues for its most recent fiscal year.  $6,480,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.


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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1981, during its acquisition phase, the
Partnership acquired five existing apartment properties. The Partnership continues to own and operate two of these properties. See "Item 2. Description of Properties".

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

The offering terminated on April 30, 1981. Upon termination of the offering, the Partnership had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Partnership invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 2003, the Partnership sold two properties and lost one property to the lender through foreclosure.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

The following table sets forth the Partnership's investments in properties:


                                  Date of
Properties                       Purchase         Type of Ownership           Use

Parktown Townhouses              03/01/81    Fee ownership, subject to   Apartment
Deer Park, Texas                             first mortgage              309 units

Signal Pointe Apartments         06/30/81    Fee ownership, subject to   Apartment
Winter Park, Florida                         first mortgage              368 units

In December 2003, the Partnership sold Raintree Apartments to an unrelated third party, for a gross sale price of $4,680,000. The net proceeds realized by the Partnership were approximately $4,546,000 after payment of closing costs. The Partnership realized a gain of approximately $3,279,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $812,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the years ended December 31, 2003 and 2002, including revenues of approximately $1,005,000 and $1,016,000, respectively, are included in (loss) income from discontinued operations.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                               Gross
                             Carrying    Accumulated                       Federal
Properties                     Value     Depreciation   Rate   Method     Tax Basis
                                  (in thousands)                        (in thousands)

Parktown Townhouses           $15,352      $ 7,155      5-35     S/L       $ 5,322
Signal Pointe Apartments       13,377        9,919      5-37     S/L         2,280

          Totals              $28,729      $17,074                         $ 7,602

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                                Principal
                                Balance At     Stated
                              December 31,     Interest       Period        Maturity
Property (1)                      2003           Rate        Amortized        Date
                             (in thousands)
Parktown Townhouses
  1st mortgage                   $ 7,233         7.21%        20 yrs        01/01/21

Signal Pointe Apartments
  1st mortgage                     8,231         7.22%        20 yrs        01/01/21

           Total                 $15,464

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to repay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2003 and 2002 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                         (per unit)

 Properties                          2003         2002          2003        2002

 Parktown Townhouses (1)           $ 9,731       $ 9,320        89%          53%
 Signal Pointe Apartments            7,624         7,790        95%          93%

(1) During June 2001, Parktown Townhouses was damaged by severe flooding which affected certain areas of Texas. The property incurred extensive damage as a result of the flooding and was largely vacant during reconstruction in 2002. As of August 2002, the redevelopment of the property was complete and the previously damaged units were available for occupancy.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                2003            2003
                                               Billing        Rate (1)
                                           (in thousands)

       Parktown Townhouses                      $240            3.29%
       Signal Pointe Apartments                  168            1.71%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

The Partnership completed approximately $107,000 of capital improvements at Parktown Townhomes during the year ended December 31, 2003, consisting primarily of major landscaping, plumbing fixtures, parking lot resurfacing and water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $170,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $322,000 of capital improvements at Signal Pointe Apartments during the year ended December 31, 2003, consisting primarily of air conditioning unit replacements, appliances and floor covering replacements, safety upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $202,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Raintree Apartments

The Partnership completed approximately $61,000 of capital improvements at Raintree Apartments during the year ended December 31, 2003, consisting primarily of appliances and floor covering replacements. These improvements were funded from operations. This property was sold in December 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders:

During the quarter ended December 31, 2003, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units aggregating $27,400,000. An additional 100 units were purchased by the Corporate General Partner. The Partnership had 779 holders of record owning an aggregate of 27,500 Units at December 31, 2003. Affiliates of the Corporate General Partner owned 20,326 units or 71.01% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership during the years ended December 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,326 limited partnership units (the "Units") in the Partnership representing 71.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $3,633,000, compared to net income of approximately $2,206,000 for the year ended December 31, 2002. The increase in net income is due to the recognition of a gain on sale of discontinued operations in 2003, partially offset by a decrease in total revenues and increases in total expenses and loss from discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Raintree Apartments as (loss) income from discontinued operations.

In December 2003, the Partnership sold Raintree Apartments to an unrelated third party, for a gross sale price of $4,680,000. The net proceeds realized by the Partnership were approximately $4,546,000 after payment of closing costs. The Partnership realized a gain of approximately $3,279,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $812,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the years ended December 31, 2003 and 2002, including revenues, of approximately $1,005,000 and $1,016,000, respectively, are included in (loss) income from discontinued operations.

The Partnership's income from continuing operations for the year ended December 31, 2003 was approximately $1,177,000, as compared to approximately $2,160,000 for the year ended December 31, 2002. The decrease in income from continuing operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is primarily due to a decrease in casualty gain recognized in relation to Parktown Townhouses, partially offset by an increase in rental and other income. Rental income increased due to an increase in occupancy and average rental rates at Parktown Townhouses and the recognition of approximately $378,000 in lost rents at Parktown Townhouses partially offset by increases in rental concessions and bad debt expense at both investment properties. Other income increased due to increases in lease cancellation fees and utility reimbursements at Parktown Townhomes and due to an increase in late charges at both investment properties.

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2001 and 2002 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the year ended December 31, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. In addition, approximately $582,000 was received related to lost rents, of which approximately $378,000 was recorded in 2003 as rental income in the accompanying financial statements.

Due to the reconstruction, Parktown Townhouses was largely physically vacant during 2002. As a result, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, were capitalized during the year ended December 31, 2002. During the year ended December 31, 2003, no such costs were capitalized.

Total expenses increased due to increases in operating, depreciation, and property tax expenses partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to an increase in periodicals at Parktown Townhouses and Signal Pointe Apartments. Property expense increased due to increases in payroll and related expenses and utilities at both properties and employee apartments at Parkstown Townhouses. Maintenance expense increased due to an increase in contract labor at both of the investment properties and a decrease in capitalized costs related to the reconstruction at Parktown Townhouses. Depreciation expense increased due to new assets placed into service during the past 12 months and due to approximately 214 units being unoccupied due to the casualty at Parktown Townhouses and therefore not depreciated in 2002. Property tax expense increased due to the capitalization of the property taxes applicable to Parktown Townhouses during the reconstruction period in 2002.

General and administrative expenses for the year ended December 31, 2003 decreased due to a decrease in reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $1,381,000 compared to approximately $361,000 at December 31, 2002. Cash and cash equivalents increased approximately $1,020,000 from December 31, 2002 due to approximately $4,581,000 of cash provided by investing activities and $2,738,000 of cash provided by operating activities partially offset by approximately $6,299,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Raintree Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Raintree Apartments, a prepayment penalty on the mortgage encumbering Raintree Apartments, principal payments on the mortgages encumbering the Partnership's properties, and repayment of advances from an affiliate of the Corporate General Partner partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $372,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $15,464,000 is amortized over 240 months with maturity dates of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made by the Partnership during the years ended December 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,326 limited partnership units (the "Units") in the Partnership representing 71.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties II


We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                              SHELTER PROPERTIES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                $ 1,381
   Receivables and deposits                                                      122
   Restricted escrows                                                            257
   Other assets                                                                  553
   Investment properties (Notes B & F):
      Land                                                    $ 1,630
      Buildings and related personal property                   27,099
                                                               28,729
      Less accumulated depreciation                            (17,074)       11,655
                                                                            $ 13,968

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 62
      Tenant security deposit liabilities                                        143
      Accrued property taxes                                                     240
      Due to affiliates (Note E)                                               1,036
      Other liabilities                                                          412
      Mortgage notes payable (Note B)                                         15,464

Partners' Deficit
   General partners                                            $ (83)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,306)       (3,389)
                                                                            $ 13,968

                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                            Years Ended December 31,
                                                               2003            2002
                                                                            (Restated)
Revenues:
  Rental income                                              $ 5,306         $ 3,998
  Other income                                                   647             405
  Casualty gain (Note G)                                         527           2,421
      Total revenues                                           6,480           6,824

Expenses:
  Operating                                                    2,358           2,060
  General and administrative                                     215             243
  Depreciation                                                 1,078             876
  Interest                                                     1,249           1,225
  Property taxes                                                 403             260
      Total expenses                                           5,303           4,664

Income from continuing operations                              1,177           2,160
(Loss) income from discontinued operations                      (823)             46
Gain on sale of discontinued operations (Note D)               3,279              --

Net income (Note C)                                          $ 3,633         $ 2,206

Net income allocated to general partners (1%)                  $ 36            $ 22
Net income allocated to limited partners (99%)                 3,597           2,184
                                                             $ 3,633         $ 2,206
Per limited partnership unit:
  Income from continuing operations                          $ 42.36         $ 77.75
  (Loss) income from discontinued operations                  (29.60)           1.67
  Gain on sale of discontinued operations                     118.04              --

Net income                                                   $130.80         $ 79.42


                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            27,500        $ 2       $27,500     $27,502

Partners' deficit at
  December 31, 2001                       27,500       $ (141)    $(9,087)    $(9,228)

Net income for the year ended
  December 31, 2002                           --           22       2,184       2,206

Partners' deficit at
  December 31, 2002                       27,500         (119)     (6,903)     (7,022)

Net income for the year ended
  December 31, 2003                           --           36       3,597       3,633

Partners' deficit at
  December 31, 2003                       27,500       $ (83)     $(3,306)    $(3,389)


                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   Years Ended December 31,
                                                                      2003          2002
Cash flows from operating activities:
  Net income                                                         $ 3,633      $ 2,206
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                      1,261        1,056
     Amortization of discounts and loan costs                             28           28
     Loss on early extinguishment of debt                                812           --
     Gain on sale of discontinued operations                          (3,279)          --
     Casualty gain                                                      (527)      (2,421)
     Change in accounts:
      Receivables and deposits                                           925        4,572
      Other assets                                                       (81)          (2)
      Accounts payable                                                  (171)      (3,682)
      Tenant security deposit liabilities                                (45)          75
      Accrued property taxes                                              51          (69)
      Due to affiliate                                                   (19)          75
      Other liabilities                                                  150           19
          Net cash provided by operating activities                    2,738        1,857

Cash flows from investing activities:
  Property improvements and replacements                                (490)      (5,372)
  Net (deposits to) withdrawals from restricted escrows                   (2)       3,133
  Insurance proceeds received                                            527        4,486
  Proceeds from sale of discontinued operations                        4,546           --
          Net cash provided by investing activities                    4,581        2,247

Cash flows from financing activities:
  Payments on mortgage notes payable                                    (526)        (489)
  Prepayment penalty                                                    (738)          --
  Repayment of mortgage note payable                                  (2,833)          --
  Advances from affiliate                                                 30        1,533
  Repayment of advances from affiliate                                (2,232)      (5,465)
          Net cash used in financing activities                       (6,299)      (4,421)

Net increase (decrease) in cash and cash equivalents                   1,020         (317)

Cash and cash equivalents at beginning of year                           361          678

Cash and cash equivalents at end of year                             $ 1,381       $ 361

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 1,439      $ 1,707

                 See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general Partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981. The Partnership operates two apartment properties located in the South and Southeast.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. As required by the Partnership, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statement of cash flow to "Net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                         Years Ended December 31,
                                                             2003          2002
                                                              (in thousands)
Net cash provided by operating activities                  $ 2,738       $ 1,857
  Property improvements and replacements                      (490)       (5,372)
  Payments on mortgage notes payable                          (526)         (489)
  Advances from affiliates for operations                       30            81
  Repayments to affiliates on advances for operations       (2,232)         (420)
  Changes in reserves for net operating liabilities           (810)         (988)
  Changes in restricted escrows, net                            (2)        3,133
      Net cash used in operations                          $(1,292)      $(2,198)

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' deficit for 2003 and 2002 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 2003 and 2002 was computed as 99% of net income divided by 27,500 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's debt at the incremental borrowing rate is $16,713,000.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of the apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 2003 and 2002 were decreases of approximately $810,000 and $988,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,341,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted escrows: At December 31, 2003, approximately $232,000 was on deposit with the mortgage holder of Signal Pointe Apartments until the property achieves certain occupancy levels. During 2003, the final insurance proceeds of approximately $527,000 were released by the mortgage holder of Parktowne Townhouses.

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

Loan Costs: Loan costs of approximately $562,000, less accumulated amortization of approximately $84,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense for the year ended December 31, 2003 was approximately $28,000. Amortization expense is expected to be approximately $24,000 for each of the years 2004 through 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and (loss) income from discontinued operations, was approximately $144,000 and $115,000 for the years ended December 31, 2003 and 2002, respectively.

Basis of  Presentation:  Effective  January 1,  2002,  the  Partnership  adopted
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Raintree Apartments as (loss) income from discontinued operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                                Principal        Monthly
                                Balance At       Payment       Stated
                               December 31,     Including     Interest     Maturity
                                   2003          Interest       Rate         Date
                                 (in thousands)
Properties
Parktown Townhouses
  1st mortgage                   $ 7,233           $ 61        7.21%       01/01/21
Signal Pointe Apartments
  1st mortgage                     8,231              70       7.22%       01/01/21

           Total                 $15,464          $ 131

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 477
                               2005                 513
                               2006                 551
                               2007                 592
                               2008                 636
                            Thereafter           12,695
                                                $15,464

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):

                                                     2003         2002

Net income as reported                             $ 3,633      $ 2,206
Add (deduct):
   Depreciation differences                            460          235
   Change in prepaid rental                             49           25
   Other                                                19       (2,321)

Federal taxable income                             $ 4,161       $ 145

Federal taxable income per limited
   partnership unit                                $140.69      $ 20.82

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported              $(3,389)
                     Buildings and land                        715
                     Accumulated depreciation               (4,768)
                     Syndication fees                        3,111
                     Other                                     386
                  Net liabilities - tax basis              $(3,945)

Note D - Disposition of Investment Property

In December 2003, the Partnership sold Raintree Apartments to an unrelated third party, for a gross sale price of $4,680,000. The net proceeds realized by the Partnership were approximately $4,546,000 after payment of closing costs. The Partnership realized a gain of approximately $3,279,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $812,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the years ended December 31, 2003 and 2002, including revenues of approximately $1,005,000 and $1,016,000, respectively, are included in (loss) income from discontinued operations.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $324,000 and $270,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged reimbursement of accountable administrative expenses amounting to approximately $151,000 and $900,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $727,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2003, approximately $56,000 was due to an affiliate of the Corporate General Partner.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the year ended December 31, 2003 and 2002 the Partnership received advances of approximately $30,000 and $1,533,000, respectively, and made principal payments of approximately $2,232,000, and $5,465,000, respectively. As of December 31, 2003 the indebtedness to the Corporate General Partner is approximately $875,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $91,000 and $340,000 for the years ended December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, the Partnership repaid approximately $700,000 in principal and accrued interest.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2003, the level of return to the limited partners has not been met.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,326 limited partnership units (the "Units") in the Partnership representing 71.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note F - Real Estate and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                    Encumbrances       Land      Property     Acquisition
                              (in thousands)                            (in thousands)

Parktown Townhouses              $ 7,233        $ 1,095     $ 5,329        $ 8,928
Signal Pointe Apartments           8,231            535       8,062          4,780

          Totals                 $15,464        $ 1,630     $13,391        $13,708


                     Gross Amount At Which
                            Carried
                     At December 31, 2003
                        (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
Description          Land   Properties Total  Depreciation  ConstructionAcquired Life-Years
                                             (in thousands)
Parktown           $ 1,095   $14,257   $15,352   $ 7,155       1969     03/01/81    5-35
Townhouses
Signal Pointe
  Apartments           535    12,842    13,377     9,919       1970     06/30/81    5-37

      Totals       $ 1,630   $27,099   $28,729   $17,074

Reconciliation of "real estate and accumulated depreciation":

                                               Years Ended December 31,
                                                   2003         2002
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $33,074      $29,435
  Property improvements                               490        3,642
  Disposals of property                            (4,835)          (3)
Balance at end of year                            $28,729      $33,074

Accumulated Depreciation
Balance at beginning of year                      $19,528      $18,473
  Additions charged to expense                      1,261        1,056
  Disposals of property                            (3,715)          (1)
Balance at end of year                            $17,074      $19,528

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $29,444,000 and $33,883,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $21,842,000 and $25,489,000, respectively.

Note G - Casualty Event

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the year ended December 31, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. In addition, approximately $582,000 was received related to lost rents, of which approximately $378,000 was recorded as rental income in the accompanying financial statements. The Partnership does not anticipate receiving any further insurance proceeds for this casualty.

Due to the reconstruction, Parktown Townhouses was largely physically vacant during 2002. As a result, interest, property taxes and certain operating expenses totaling approximately $319,000, $142,000 and $79,000, respectively, were capitalized during the year ended December 31, 2002. During the year ended December 31, 2003, no such costs were capitalized.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

  Item 9. Directors, Officers, Promoters and Control Persons, Compliance with
                        Section 16(a) of the Exchange Act

Shelter Properties II (the "Partnership" or "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the directors and officers of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                    and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

           Entity                          Number of Units      Percentage

           Cooper River Properties, LLC        1,958.5             7.12%
             (an affiliate of AIMCO)
           AIMCO IPLP, L.P.                    9,128.0            33.19%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                8,441.0            33.60%
             (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. (formerly known as Insignia Properties L.P.) are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $324,000 and $270,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged reimbursement of accountable administrative expenses amounting to approximately $151,000 and $900,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $727,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2003, approximately $56,000 was due to an affiliate of the Corporate General Partner.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the year ended December 31, 2003 and 2002 the Partnership received advances of approximately $30,000 and $1,533,000, respectively, and made principal payments of approximately $2,232,000, and $5,465,000, respectively. As of December 31, 2003 the indebtedness to the Corporate General Partner is approximately $875,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense for this loan was approximately $91,000 and $340,000 for the years ended December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, the Partnership repaid approximately $700,000 in principal and accrued interest.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2003, the level of return to the limited partners has not been met.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,326 limited partnership units (the "Units") in the Partnership representing 71.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.01% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $46,000 and $44,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $16,000 and $19,000, respectively.

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


                                    SHELTER PROPERTIES II LIMITED PARTNERSHIP


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

                  (c) Promissory Note and Deed of Trust between Joe A. McDermott, Inc. and the Mischer Corporation and New York Life Insurance Company. General Warranty Deed between Parktown Realty, N.V. and Shelter Properties II to acquire Parktown Apartments (filed as Exhibit 4(c) and 4(e), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference).

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

                  (a) Purchase Agreement dated December 31, 1980, between Hubris, Inc. and U.S. Shelter Corporation to purchase Parktown Townhouse.*

                  (b) Purchase Agreement dated January 5, 1981, between Twin City Apartments, Inc. and U.S. Shelter Corporation to purchase The Village Apartments.*

                  (c)   Purchase   Agreement   dated  January  2,  1981  between
                        Carolina Housing Partners and U.S. Shelter Corporation to purchase Raintree Apartments.*

                  *Filed as Exhibits 12(b), 12(c), and 12(d), respectively, to Amendment No. 1 of Registration Statement No. 2-69507 of Registrant filed February 2, 1981 and incorporated herein by reference.

   (ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as AIMCO Properties, L.P.) [filed with Amendment No. 1 to Registration Statement, No. 2-69507, of Registrant and incorporated herein by reference].

   (iii)          Contracts related to refinancing of debt:

                  (g) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments.**

                  (h) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Raintree Apartments.**

                  (i) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Signal Pointe Apartments.**

                  **Filed as Exhibit 10(iii) (g) through (i), respectively, to Form 10-KSB of Registrant for the year ended December 31, 2002 and incorporated herein by reference.

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President of Shelter  Realty II
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer  of Shelter  Realty II  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties II Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.