Form 10QSB
period 2004-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2004-05-14
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 285
   Receivables and deposits                                                       65
   Restricted escrows                                                            257
   Other assets                                                                  714
   Investment properties:
      Land                                                    $ 1,630
      Buildings and related personal property                   27,147
                                                                28,777
      Less accumulated depreciation                            (17,344)       11,433

                                                                            $ 12,754
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 124
   Tenant security deposit liabilities                                           125
   Accrued property taxes                                                        102
   Other liabilities                                                             220
   Due to affiliates (Note C)                                                    241
   Mortgage notes payable                                                     15,348

Partners' Deficit
   General partners                                             $ (83)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,323)       (3,406)

                                                                            $ 12,754

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                              2004             2003
                                                                            (Restated)
Revenues:
  Rental income                                              $ 1,104         $ 1,191
  Other income                                                   158             136
  Casualty gain (Note D)                                          --             527
      Total revenues                                           1,262           1,854

Expenses:
  Operating                                                      565             573
  General and administrative                                      54              62
  Depreciation                                                   270             271
  Interest                                                       288             326
  Property tax                                                   102              95
      Total expenses                                           1,279           1,327

(Loss) income from continuing operations                         (17)            527
Loss from discontinued operations                                 --              (8)

Net (loss) income                                             $ (17)          $ 519

Net (loss) income allocated to general partner                $ --             $ 5
Net (loss) income allocated to limited partners                  (17)            514

                                                              $ (17)          $ 519
Per limited partnership unit:
  (Loss) income from continuing operations                   $ (0.62)        $ 18.98
  Loss from discontinued operations                               --           (0.29)

Net (loss) income per limited partnership unit               $ (0.62)        $ 18.69

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
  December 31, 2003                     27,500        $ (83)      $(3,306)     $(3,389)

Net loss for the three months
  ended March 31, 2004                      --            --          (17)        (17)

Partners' deficit at
  March 31, 2004                        27,500        $ (83)      $(3,323)    $(3,406)

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                               $ (17)       $ 519
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                    270          317
     Casualty gain                                                    --         (527)
     Amortization of loan costs                                        6            7
     Change in accounts:
      Receivables and deposits                                        57          781
      Other assets                                                  (167)         (54)
      Accounts payable                                                62          (51)
      Tenant security deposit liabilities                            (18)           6
      Accrued property taxes                                        (138)         (74)
      Due to affiliates                                              (46)          15
      Other liabilities                                             (192)         124
        Net cash (used in) provided by operating activities         (183)       1,063

Cash flows from investing activities:
   Property improvements and replacements                            (48)        (167)
   Insurance proceeds received                                        --          527
   Net deposits to restricted escrows                                 --           (1)
        Net cash (used in) provided by investing activities          (48)         359

Cash flows from financing activities:
   Payments on mortgage notes payable                               (116)        (128)
   Advances from affiliate                                            --           30
   Repayments of advances from affiliate                            (749)      (1,340)
        Net cash used in financing activities                       (865)      (1,438)

Net decrease in cash and cash equivalents                         (1,096)         (16)

Cash and cash equivalents at beginning of period                   1,381          361

Cash and cash equivalents at end of period                        $ 285        $ 345

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 299        $ 377

               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash (used in) provided by operating activities" in the accompanying statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                               Three Months Ended
                                                                       March 31,
                                                               2004          2003
                                                                 (in thousands)
Net cash (used in) provided by operating activities           $ (183)       $ 1,063
  Payments on mortgage notes payable                            (116)          (128)
  Property improvements and replacements                         (48)          (167)
  Change in restricted escrows, net                               --             (1)
  Repayments to affiliates on advances for operations           (749)        (1,340)
  Advances from affiliates for operations                         --             30
  Changes in reserves for net operating liabilities              442           (747)
      Net cash from operations                                $ (654)       $(1,290)

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

During the three months ended March 31, 2004 and 2003, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $79,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $40,000 and $44,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At March 31, 2004, approximately $28,000 of these fees were accrued and included in due to affiliates on the accompanying balance sheet.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned and is included in due to affiliates. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of March 31, 2004, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the three months ended March 31, 2004 and 2003, the Partnership made principal payments of approximately $749,000 and $1,340,000, respectively. During the three months ended March 31, 2003, the Partnership received advances of approximately $30,000. As of March 31, 2004 the indebtedness to the Corporate General Partner is approximately $108,000, including accrued interest. Interest is charged at the prime rate plus 2%. Interest expense was approximately $4,000 and $33,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $45,000. The Partnership was charged approximately $85,000 for 2003.

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

Note E - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Parktown Townhouses (1)
          Deer Park, Texas                             75%            87%
       Signal Pointe Apartments
          Winter Park, Florida                         94%            93%

(1) The Corporate General Partner attributes the decrease in average occupancy at Parktown Townhouses to increased credit standards for tenants.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership realized a net loss of approximately $17,000 and net income of approximately $519,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net income for the three months ended March 31, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003.

Excluding the loss from discontinued operations, the Partnership recognized a loss from continuing operations of approximately $17,000 for the three months ended March 31, 2004 and income from continuing operations of approximately $527,000 for the three months ended March 31, 2003. The decrease in income from continuing operations for the three months ended March 31, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income and due to a casualty gain recognized in 2003 partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Parktowne Townhouses partially offset by an increase in occupancy and a decrease in bad debt expense at Signal Pointe Apartments. Other income increased due to an increase in utility reimbursements at both of the Partnerships properties.

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

Total expenses decreased for the three months ended March 31, 2004 due to a decrease in interest expense. Interest expense decreased due to a decrease in the balance of advances due to affiliates.

Included in general and administrative expense at both March 31, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $285,000 compared to approximately $345,000 at March 31, 2003. Cash and cash equivalents decreased approximately $1,096,000 from December 31, 2003 due to approximately $865,000 of cash used in financing activities, approximately $183,000 of cash used in operating activities and approximately $48,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayments of advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

During the three months ended March 31, 2004, the Partnership completed approximately $5,000 of capital improvements at Parktown Townhouses, consisting primarily of water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $164,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $43,000 of capital improvements at Signal Pointe Apartments, consisting primarily of air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $159,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$15,348,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2004 and 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures and advance repayments to permit any distributions to its partners in the year 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,346 limited partnership units (the "Units") in the Partnership representing 73.99% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.99% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current  Report on Form 8-K dated  December 30, 2003 and filed
                  on  January   13,  2004   disclosing   the  sale  of  Raintree
                  Apartments.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.