Form 10QSB
period 2004-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2004-08-13
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                              SHELTER PROPERTIES II
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 333
   Receivables and deposits                                                      152
   Restricted escrows                                                            257
   Other assets                                                                  675
   Investment properties:
      Land                                                    $ 1,630
      Buildings and related personal property                   27,258
                                                                28,888
      Less accumulated depreciation                            (17,616)       11,272

                                                                            $ 12,689
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 101
   Tenant security deposit liabilities                                           130
   Accrued property taxes                                                        203
   Other liabilities                                                             286
   Due to affiliates (Note C)                                                    216
   Mortgage notes payable                                                     15,230

Partners' Deficit
   General partners                                             $ (84)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,393)       (3,477)

                                                                            $ 12,689


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                             2004          2003         2004         2003
                                                        (Restated)                (Restated)
Revenues:
  Rental income                             $ 1,107      $ 1,322      $ 2,211      $ 2,513
  Other income                                  155          137          313          273
  Casualty gain (Note D)                         --           --           --          527
       Total revenues                         1,262        1,459        2,524        3,313

Expenses:
  Operating                                     616          552        1,181        1,125
  General and administrative                     56           51          110          113
  Depreciation                                  272          277          542          548
  Interest                                      284          316          572          642
  Property taxes                                105           96          207          191
       Total expenses                         1,333        1,292        2,612        2,619

(Loss) income from continuing
  operations                                    (71)         167          (88)         694
Loss from discontinued operations                --          (12)          --          (20)

Net (loss) income                            $ (71)       $ 155        $ (88)       $ 674

Net (loss) income allocated to
  general partners (1%)                      $ (1)         $ 2          $ (1)        $ 7
Net (loss) income allocated to
  limited partners (99%)                        (70)         153          (87)         667

                                             $ (71)       $ 155        $ (88)       $ 674
Per limited partnership unit:
  (Loss) income from continuing
    operations                              $ (2.55)      $ 5.99      $ (3.16)     $ 24.97
  Loss from discontinued operations              --        (0.43)          --        (0.72)

Net (loss) income                           $ (2.55)      $ 5.56      $ (3.16)     $ 24.25


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
  December 31, 2003                     27,500        $ (83)      $(3,306)     $(3,389)

Net loss for the six months
  ended June 30, 2004                       --            (1)         (87)        (88)

Partners' deficit at
  June 30, 2004                         27,500        $ (84)      $(3,393)    $(3,477)


               See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                   2004        2003
Cash flows used in operating activities:
   Net (loss) income                                             $ (88)       $ 674
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Depreciation                                                  542          642
      Casualty gain                                                  --         (527)
      Amortization of loan costs                                     12           14
      Change in accounts:
        Receivables and deposits                                    (30)         710
        Other assets                                               (134)        (132)
        Accounts payable                                             39         (117)
        Tenant security deposit liabilities                         (13)          13
        Accrued property taxes                                      (37)          41
        Due to affiliate                                            (80)           1
        Other liabilities                                          (126)         117
            Net cash provided by operating activities                85        1,436

Cash flows from investing activities:
   Property improvements and replacements                          (159)        (304)
   Insurance proceeds received                                       --          785
   Net deposits to restricted escrows                                --           (1)
            Net cash (used in) provided by investing
              activities                                           (159)         480

Cash flows from financing activities:
   Payments on mortgage notes payable                              (234)        (258)
   Advances from affiliate                                           --           30
   Repayment of advances from affiliate                            (740)      (1,567)
            Net cash used in financing activities                  (974)      (1,795)

Net (decrease) increase in cash and cash equivalents             (1,048)         121

Cash and cash equivalents at beginning of period                  1,381          361

Cash and cash equivalents at end of period                       $ 333        $ 482

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 585        $ 741

               See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003.

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

                                                           Six Months Ended
                                                                 June 30,
                                                          2004           2003
                                                             (in thousands)
   Net cash provided by operating activities              $ 85         $ 1,436
     Payments on mortgage notes payable                     (234)         (258)
     Property improvements and replacements                 (159)         (304)
     Change in restricted escrows, net                        --            (1)
     Repayments to affiliates on advances for
       operations                                           (740)       (1,567)
     Changes in reserves for net operating
       liabilities                                           381          (633)

         Net cash from operations                        $ (667)       $(1,327)

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

During the six months ended June 30, 2004 and 2003, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $131,000 and $162,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $78,000 and $75,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned and is included in due to affiliates. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of June 30, 2004, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the six months ended June 30, 2004 and 2003, the Partnership made principal payments of approximately $740,000 and $1,567,000, respectively. During the six months ended June 30, 2003, the Partnership received advances of approximately $30,000. As of June 30, 2004 the indebtedness to the Corporate General Partner is approximately $111,000, including accrued interest and is included in due to affiliates. Interest is charged at the prime rate plus 2%. Interest expense was approximately $6,000 and $59,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $85,000, respectively, for insurance coverage and fees associated with claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.
Note E - Contingencies (continued)

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Parktown Townhouses (1)
          Deer Park, Texas                             75%            90%
       Signal Pointe Apartments
          Winter Park, Florida                         93%            95%

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $71,000 and $88,000, respectively compared to net income of approximately $155,000 and $674,000 for the corresponding periods in 2003. The decrease in net income for the three months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in net income for the six months ended June 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003.

Excluding the loss from discontinued operations, the Partnership recognized a loss from continuing operations of approximately $71,000 and $88,000 for the three and six months ended June 30, 2004 and income from continuing operations of approximately $167,000 and $694,000 for the three and six months ended June 30, 2003. The decrease in income from continuing operations for the three months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in income from continuing operations for the six months ended June 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues for both periods decreased due to a decrease in rental income partially offset by an increase in other income. For the six month period, total revenues also decreased due to the recognition of a casualty gain during 2003. Rental income decreased due to a decrease in occupancy at both properties and an increase in bad debt expense at Parktown Townhouses partially offset by a decrease in bad debt expense at Signal Pointe Apartments. Other income increased due to an increase in lease cancellation fees at Parktown Townhouses.

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

Total expenses increased for the three months ended June 30, 2004 due to increases in operating and property tax expenses partially offset by a decrease in interest expense. Total expenses for the six months ended June 30, 2004 decreased due to a decrease in interest expense partially offset by increases in operating and property tax expenses. Operating expenses increased due to an increase in maintenance expense which increased due to increases in supplies and repairs and contract labor at both investment properties. Property tax expense increased for both periods due to an increase in the tax rate at Parktown Townhouses. Interest expense decreased due to a decrease in the balance of advances due to affiliates.

Included in general and administrative expense at both June 30, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.
Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $333,000 compared to approximately $482,000 at June 30, 2003. Cash and cash equivalents decreased approximately $1,048,000 from December 31, 2003 due to approximately $974,000 of cash used in financing activities and approximately $159,000 of cash used in investing activities partially offset by $85,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayments of advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Parktown Townhouses

During the six months ended June 30, 2004, the Partnership completed approximately $47,000 of capital improvements at Parktown Townhouses, consisting primarily of water heater, floor covering and appliance replacements, major landscaping and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $122,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $112,000 of capital improvements at Signal Pointe Apartments, consisting primarily of air conditioning unit and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$15,230,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2004 and 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,368 limited partnership units (the "Units") in the Partnership representing 74.07% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.07% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    SHELTER PROPERTIES II


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  Shelter  Realty  II
                                    Corporation,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.