Form 10QSB
period 2004-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2004-11-12
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 355
   Receivables and deposits                                                      142
   Restricted escrows                                                            257
   Other assets                                                                  625
   Investment properties:
      Land                                                    $ 1,630
      Buildings and related personal property                   27,446
                                                                29,076
      Less accumulated depreciation                            (17,806)       11,270

                                                                            $ 12,649
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 155
   Tenant security deposit liabilities                                           125
   Accrued property taxes                                                        314
   Other liabilities                                                             341
   Due to affiliates (Note C)                                                    241
   Mortgage notes payable                                                     15,110

Partners' Deficit
   General partners                                             $ (85)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,552)       (3,637)

                                                                            $ 12,649

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                               2004        2003          2004        2003
                                                        (Restated)                (Restated)
 Revenues:
   Rental income                             $ 1,174      $ 1,609      $ 3,385      $ 4,122
   Other income                                  153          184          466          457
   Casualty (loss) gain (Note D)                 (45)          --          (45)         527
        Total revenues                         1,282        1,793        3,806        5,106

 Expenses:
   Operating                                     776          639        1,957        1,764
   General and administrative                     28           48          138          161
   Depreciation                                  267          264          809          812
   Interest                                      280          308          852          950
   Property taxes                                111           82          318          273
        Total expenses                         1,462        1,341        4,074        3,960
 (Loss) income from continuing
   operations                                   (180)         452         (268)       1,146
 Income (loss) from discontinued
   operations                                     --            1           --          (19)
 Gain on sale of discontinued
   operations                                     20           --           20           --
 Net (loss) income                            $ (160)      $ 453        $ (248)     $ 1,127

 Net (loss) income allocated to
   general partners (1%)                       $ (2)        $ 4          $ (2)       $ 11
 Net (loss) income allocated to
   limited partners (99%)                       (158)         449         (246)       1,116

                                              $ (160)      $ 453        $ (248)     $ 1,127
 Per limited partnership unit:
   (Loss) income from continuing
     operations                              $ (6.48)     $ 16.29      $ (9.68)     $ 41.26
   Income (loss) from discontinued
      operations                                  --         0.04           --        (0.68)
   Gain on sale of discontinued
     operations                                 0.73           --         0.73           --
                                             $ (5.75)     $ 16.33      $ (8.95)     $ 40.58

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
  December 31, 2003                     27,500        $ (83)      $(3,306)     $(3,389)

Net loss for the nine months
  ended September 30, 2004                  --            (2)        (246)       (248)

Partners' deficit at
  September 30, 2004                    27,500        $ (85)      $(3,552)    $(3,637)

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                     2004     2003
Cash flows used in operating activities:
   Net (loss) income                                             $ (248)     $ 1,127
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Depreciation                                                  809          950
      Gain on sale of discontinued operations                       (20)          --
      Casualty (loss) gain                                           45         (527)
      Amortization of loan costs                                     17           21
      Change in accounts:
        Receivables and deposits                                    (20)         961
        Other assets                                                (89)        (143)
        Accounts payable                                             60          (89)
        Tenant security deposit liabilities                         (18)         (12)
        Accrued property taxes                                       74          144
        Due to affiliate                                            (55)          31
        Other liabilities                                           (71)          10
            Net cash provided by operating activities               484        2,473

Cash flows from investing activities:
   Property improvements and replacements                          (416)        (411)
   Insurance proceeds received                                       --          527
   Net deposits to restricted escrows                                --           (2)
            Net cash (used in) provided by investing
              activities                                           (416)         114

Cash flows from financing activities:
   Payments on mortgage notes payable                              (354)        (390)
   Advances from affiliate                                           --           30
   Repayment of advances from affiliate                            (740)      (2,232)
            Net cash used in financing activities                (1,094)      (2,592)

Net decrease in cash and cash equivalents                        (1,026)          (5)

Cash and cash equivalents at beginning of period                  1,381          361
Cash and cash equivalents at end of period                       $ 355        $ 356

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 907       $ 1,201
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
     payable                                                      $ 53        $ --

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Raintree Apartments as income (loss) from discontinued operations due to its sale in December 2003.

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


                                                           Nine Months Ended
                                                              September 30,
                                                          2004             2003
                                                             (in thousands)
   Net cash provided by operating activities              $ 484           $ 2,473
     Payments on mortgage notes payable                     (354)            (390)
     Property improvements and replacements                 (416)            (411)
     Change in restricted escrows, net                        --               (2)
     Repayments to affiliates on advances for
       operations                                           (740)              --
     Advances from affiliates for operations                  --               30
     Changes in reserves for net operating
       liabilities                                           149             (902)
     Additional reserves for capital
       improvements                                           --             (798)
         Net cash used in operations                     $ (877)           $ --

For the nine months ended September 30, 2003, the Corporate General Partner reserved approximately $798,000 to fund capital improvements and repairs at the Partnership's investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $196,000 and $246,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income
(loss) from discontinued operations.

Affiliates of the Corporate General Partner charged reimbursement of accountable administrative expenses amounting to approximately $105,000 and $113,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services of approximately $3,000 and $1,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At September 30, 2004, the Partnership owed approximately $24,000 for accountable administrative expenses, which is included in due to affiliates.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned and is included in due to affiliates. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of September 30, 2004, the level of return to the limited partners has not been met.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the nine months ended September 30, 2004 and 2003, the Partnership made principal payments of approximately $740,000 and $2,232,000, respectively. During the nine months ended September 30, 2003, the Partnership received advances of approximately $30,000. As of September 30, 2004 the indebtedness to the Corporate General Partner is approximately $112,000, including accrued interest, and is included in due to affiliates. Interest is charged at the prime rate plus 2% or 6.75% at September 30, 2004. Interest expense was approximately $8,000 and $77,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $85,000, respectively, for insurance coverage and fees associated with claims administration.

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

In August and September 2004, the Partnership's investment property located in Winter Park, Florida, Signal Pointe Apartments, sustained damage from Hurricanes Charley, Frances and Jeanne. At September 30, 2004, total damages are estimated to be approximately $654,000, which will be partially covered by insurance proceeds. During the nine months ended September 30, 2004, the Partnership recognized a casualty loss of approximately $45,000 for the undepreciated value of the damaged assets in excess of the expected insurance proceeds. Also, during the nine months ended September 30, 2004, the Partnership accrued approximately $98,000 for clean up costs related to the storms.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Parktown Townhouses (1)
          Deer Park, Texas                             78%            91%
       Signal Pointe Apartments
          Winter Park, Florida                         93%            95%

(1) The Corporate General Partner attributes the decrease in average occupancy at Parktown Townhouses to increased credit standards for tenants.

The Partnership's financial results depend on a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $160,000 and $248,000 compared to net income of approximately $453,000 and $1,127,000 for the three and nine months ended September 30, 2003, respectively. The decrease in net income for the three and nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003. The additional gain on sale of discontinued operations recognized during the nine months ended September 30, 2004 was due to the write off of an accrual for additional sale related expenses that was not needed.

Excluding the loss from discontinued operations and gain on sale, the Partnership recognized a loss from continuing operations of approximately $180,000 and $268,000 for the three and nine months ended September 30, 2004 and income from continuing operations of approximately $452,000 and $1,146,000 for the three and nine months ended September 30, 2003, respectively. The decrease in income from continuing operations for the three and nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. Total revenues for the three months ended September 30, 2004 decreased due to decreases in rental and other income. Total revenues for the nine months ended September 30, 2004 decreased due to a decrease in rental income and due to the recognition of a casualty gain in 2003. Rental income decreased due to a decrease in occupancy at both properties and an increase in bad debt expense at Parktown Townhouses partially offset by a decrease in bad debt expense at Signal Pointe Apartments. Other income for the three month period decreased due to a decrease in late charges at Signal Pointe Apartments and decreases in damage and lease cancellation fees at Parktown Townhouses.

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

Total expenses increased for the three and nine months ended September 30, 2004 due to increases in operating and property tax expenses partially offset by decreases in general and administrative and interest expenses. Operating expense increased due to increases in property and maintenance expenses. Property expense increased due to increases in payroll and related benefits and utilities at both investment properties. Maintenance expense increased due to an increase in supplies and repairs and contract labor at both investment properties and due to estimated clean up costs related to the storm damage at Signal Pointe Apartments. Property tax expense increased for both periods due to an increase in the tax rate at Parktown Townhouses. Interest expense decreased due to a decrease in the balance of advances due to affiliates.

General and administrative expenses decreased due to a decrease in the cost of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and a decrease in the expected cost of the annual audit. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expense for both periods.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $355,000 compared to approximately $356,000 at September 30, 2003. Cash and cash equivalents decreased approximately $1,026,000 from December 31, 2003 due to approximately $1,094,000 of cash used in financing activities and approximately $416,000 of cash used in investing activities partially offset by approximately $484,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayments of advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Parktown Townhouses

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $260,000 of capital improvements at Parktown Townhouses, consisting primarily of floor covering and appliance replacements, major landscaping, swimming pool upgrades, and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $209,000 of capital improvements at Signal Pointe Apartments, consisting primarily of air conditioning unit and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$15,110,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2004 and 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,398 limited partnership units (the "Units") in the Partnership representing 74.17% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 5, 2004, AIMCO Properties, L.P. made a tender off to purchase any and all of the Units not owned by affiliates of AIMCO for a purchase price of $238.25 per Unit. The tender off expires on December 7, 2004, unless extended. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

                  (a) Purchase Agreement dated December 31, 1980, between Hubris, Inc. and U.S. Shelter Corporation to purchase Parktown Townhouse.*


                  (d) First Amendment to Purchase and Sale Contract between Registrant and Sealy Management Company, Inc., dated November 24, 2003, filed as an exhibit to the Current Report on Form 8-K dated December 30, 2003.

                  (e) Second Amendment to Purchase and Sale Contract between Registrant and Sealy Management Company, Inc., dated November 24, 2003, filed as an exhibit to the Current Report on Form 8-K dated December 30, 2003.

                  (f) Assignment and Assumption of Purchase and Sale Contract between Sealy Management Company, Inc. and RT Anderson, LLC, dated December 29, 2003, filed as an exhibit to the Current Report on Form 8-K dated December 30, 2003.

                  *Filed as Exhibit 12(a) to Amendment No. 1 of Registration Statement No. 2-69507 of Registrant filed February 2, 1981 and incorporated herein by reference.

   (iii) Contracts related to refinancing of debt:

                  (g) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments.**

                  (i) Multifamily Note dated December 15, 2000, by and between Registrant and Reilly Mortgage Group, Inc., for Signal Pointe Apartments.**

                  **Filed as Exhibit 10(iii) (g) and (i), respectively, to Form 10-KSB of Registrant for the year ended December 31, 2002 and incorporated herein by reference.

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter   Realty  II
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.