Form 10KSB
period 2004-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2005-03-31
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004


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

State issuer's revenues for its most recent fiscal year.  $5,340,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The offering terminated on April 30, 1981. Upon termination of the offering, the Partnership had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Partnership invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 2004, the Partnership sold two properties and lost one property to the lender through foreclosure.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

The following table sets forth the Partnership's investments in properties:

                                     Date of
Properties                       Purchase         Type of Ownership           Use

Parktown Townhouses              03/01/81    Fee ownership, subject to   Apartment
Deer Park, Texas                             first mortgage              309 units

Signal Pointe Apartments         06/30/81    Fee ownership, subject to   Apartment
Winter Park, Florida                         first mortgage              368 units

In December 2003, the Partnership sold Raintree Apartments to a third party, for a gross sale price of $4,680,000. The net proceeds realized by the Partnership were approximately $4,546,000 after payment of closing costs. The Partnership realized a gain of approximately $3,279,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $812,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

Schedule of Properties

Set forth below for both of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                     Gross                                      Method
                    Carrying    Accumulated    Depreciable        Of         Federal
Properties           Value      Depreciation      Life       Depreciation   Tax Basis
                        (in thousands)                                     (in thousands)

Parktown            $15,694       $ 7,752       5-35 yrs         S/L          $4,990
Townhouses
Signal Pointe
   Apartments        14,058        10,270       5-37 yrs         S/L           2,729
     Totals         $29,752       $18,022                                     $7,719

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                               Principal
                               Balance At       Stated
                              December 31,     Interest       Period        Maturity
Property                          2004         Rate (1)      Amortized      Date (2)
                             (in thousands)
Parktown Townhouses
  1st mortgage                   $ 7,010         7.21%        20 yrs        01/01/21

Signal Pointe Apartments
  1st mortgage                     7,977         7.22%        20 yrs        01/01/21

           Total                 $14,987

(1)   Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to repay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2004 and 2003 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                         (per unit)

 Properties                          2004         2003          2004        2003

 Parktown Townhouses (1)           $ 9,193       $ 9,524        80%          89%
 Signal Pointe Apartments            7,258         7,187        94%          95%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                2004            2004
                                               Billing        Rate (1)
                                           (in thousands)

       Parktown Townhouses                      $248            3.31%
       Signal Pointe Apartments                  172            1.69%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

The Partnership completed approximately $342,000 of capital improvements at Parktown Townhomes during the year ended December 31, 2004, consisting primarily of major landscaping, swimming pool improvements, signage, fencing, plumbing fixtures, parking lot resurfacing and water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $893,000 of capital improvements at Signal Pointe Apartments during the year ended December 31, 2004, consisting primarily of air conditioning unit replacements, major landscaping, casualty repairs, appliance and floor covering replacements, safety upgrades, and recreational facility upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty repairs are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders:

During the quarter ended December 31, 2004, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units (the "Units") aggregating $27,400,000. An additional 100 Units were purchased by the Corporate General Partner. The Partnership had 693 holders of record owning an aggregate of 27,500 Units at December 31, 2004. Affiliates of the Corporate General Partner owned 21,126 Units or 76.82% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,126 Units in the Partnership representing 76.82% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 76.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the "Item 7. Financial Statements" and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $388,000 compared to net income of approximately $3,633,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is due to a gain on the sale of discontinued operations in 2003, a decrease in total revenues and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003.

In December 2003, the Partnership sold Raintree Apartments to a third party, for a gross sale price of $4,680,000. The net proceeds realized by the Partnership were approximately $4,546,000 after payment of closing costs. The Partnership realized a gain of approximately $3,279,000 as a result of the sale, which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $812,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,005,000 of revenue generated by the property.

Excluding the gain on sale, the Partnership recognized a loss from continuing operations of approximately $408,000 for the year ended December 2004 and income from continuing operations of approximately $1,177,000 for the year ended
December 31, 2003. The decrease in income from continuing operations for the year ended December 31, 2004 is due to a decrease in total revenues and an increase in total expenses. Total revenues for the year ended December 31, 2004 decreased due to a decrease in rental income and due to a decrease in the casualty gains recognized during 2004. Rental income decreased due to a decrease in occupancy at both properties partially offset by a decrease in bad debt expense at Signal Pointe Apartments.

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the year ended December 31, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. In addition, approximately $582,000 was received related to lost rents, of which approximately $378,000 was recorded as rental income during 2003 in the accompanying financial statements.

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. The property incurred damages from Hurricane Charlie of approximately $196,000. During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000 related to Hurricane Charlie. This resulted in the recognition of a casualty gain of approximately $95,000. The property incurred damages from Hurricanes Frances and Jeanne of approximately $245,000, which were not covered by insurance proceeds. During the year ended December 31, 2004, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write-off of undepreciated damaged assets. The loss is included in operating expenses on the accompanying statement of operations. In addition, the Partnership incurred clean up costs from the three storms of approximately $312,000, which were not covered by insurance proceeds. These costs are included in operating expenses on the accompanying statement of operations. At December 31, 2004, approximately $290,000 is accrued for these clean up costs.

Total expenses increased for the year ended December 31, 2004 due to an increase in operating expense, partially offset by decreases in general and administrative and interest expenses. Operating expense increased due to increases in advertising, administrative, maintenance and insurance damage expenses. Advertising expense increased due to increased periodicals and leasing promotions at Signal Pointe Apartments and increased web advertising at both of the Partnership's properties. Administrative expense increased due to increases in contract labor at Parktown Townhouses and training expenses at both investment properties. Maintenance expense increased due to an increase in supplies and repairs and contract labor at both investment properties. Insurance damage expense increased due to hurricane clean up costs, as discussed above. Interest expense decreased due to a decrease in the balance of advances due to affiliate of the Corporate General Partner and scheduled principal payments made on the mortgages encumbering the Partnership's investment properties.

General and administrative expenses decreased primarily due to decreases in the cost of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and audit fees. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are included in general and administrative expenses for the years ended December 31, 2004 and 2003.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $94,000 compared to approximately $1,381,000 at December 31, 2003. Cash and cash equivalents decreased approximately $1,287,000 from December 31, 2003 due to approximately $1,054,000 of cash used in investing activities and approximately $811,000 of cash used in financing activities partially offset by approximately $578,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and repayments of advances from an affiliate of the Corporate General Partner partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty repairs are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as insurance proceeds, replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and hurricane related repairs) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $14,987,000 is amortized over 240 months with maturity dates of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made by the Partnership during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,126 limited partnership units (the "Units") in the Partnership representing 76.82% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 76.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Shelter Properties II


We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                              SHELTER PROPERTIES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 94
   Receivables and deposits                                                      282
   Restricted escrows                                                            258
   Other assets                                                                  564
   Investment properties (Notes B & F):
      Land                                                    $ 1,630
      Buildings and related personal property                   28,122
                                                                29,752
      Less accumulated depreciation                            (18,022)       11,730
                                                                            $ 12,928

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 96
      Tenant security deposit liabilities                                        119
      Accrued property taxes                                                     248
      Due to affiliates (Note E)                                                 653
      Other liabilities                                                          602
      Mortgage notes payable (Note B)                                         14,987

Partners' Deficit
   General partners                                            $ (87)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,690)       (3,777)
                                                                            $ 12,928

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                            Years Ended December 31,
                                                               2004            2003
Revenues:
  Rental income                                              $ 4,623         $ 5,306
  Other income                                                   622             647
  Casualty gain (Note G)                                          95             527
      Total revenues                                           5,340           6,480

Expenses:
  Operating                                                    2,928           2,358
  General and administrative                                     188             215
  Depreciation                                                 1,081           1,078
  Interest                                                     1,132           1,249
  Property taxes                                                 419             403
      Total expenses                                           5,748           5,303

(Loss) income from continuing operations                        (408)          1,177
Loss from discontinued operations (Note A)                        --            (823)
Gain on sale of discontinued operations (Note D)                  20           3,279

Net (loss) income (Note C)                                    $ (388)        $ 3,633

Net (loss) income allocated to general partners (1%)           $ (4)           $ 36
Net (loss) income allocated to limited partners (99%)           (384)          3,597
                                                              $ (388)        $ 3,633
Per limited partnership unit:
  (Loss) income from continuing operations                   $(14.69)        $ 42.36
  Loss from discontinued operations                               --          (29.60)
  Gain on sale of discontinued operations                       0.73          118.04

Net (loss) income                                            $(13.96)        $130.80

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions            27,500        $ 2       $27,500     $27,502

Partners' deficit at
  December 31, 2002                       27,500       $ (119)    $(6,903)    $(7,022)

Net income for the year ended
  December 31, 2003                           --           36       3,597       3,633

Partners' deficit at
  December 31, 2003                       27,500          (83)     (3,306)     (3,389)

Net loss for the year ended
  December 31, 2004                           --           (4)       (384)       (388)

Partners' deficit at
  December 31, 2004                       27,500       $ (87)     $(3,690)    $(3,777)

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Years Ended December 31,
                                                                      2004          2003
Cash flows from operating activities:
  Net (loss) income                                                  $ (388)      $ 3,633
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      1,081        1,261
     Amortization of loan costs                                           23           28
     Casualty loss                                                        43           --
     Loss on early extinguishment of debt                                 --          812
     Gain on sale of discontinued operations                             (20)      (3,279)
     Casualty gain                                                       (95)        (527)
     Change in accounts:
      Receivables and deposits                                          (160)         925
      Other assets                                                       (34)         (81)
      Accounts payable                                                   (17)        (171)
      Tenant security deposit liabilities                                (24)         (45)
      Accrued property taxes                                               8           51
      Due to affiliate                                                   (49)         (19)
      Other liabilities                                                  210          150
          Net cash provided by operating activities                      578        2,738

Cash flows from investing activities:
  Property improvements and replacements                              (1,184)        (490)
  Net deposits to restricted escrows                                      (1)          (2)
  Insurance proceeds received                                            131          527
  Proceeds from sale of discontinued operations                           --        4,546
          Net cash (used in) provided by investing activities         (1,054)       4,581

Cash flows from financing activities:
  Payments on mortgage notes payable                                    (477)        (526)
  Prepayment penalty                                                      --         (738)
  Repayment of mortgage note payable                                      --       (2,833)
  Advances from affiliate                                                510           30
  Repayment of advances from affiliate                                  (844)      (2,232)
          Net cash used in financing activities                         (811)      (6,299)

Net (decrease) increase in cash and cash equivalents                  (1,287)       1,020

Cash and cash equivalents at beginning of year                         1,381          361

Cash and cash equivalents at end of year                              $ 94        $ 1,381
Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 1,139      $ 1,439
Supplemental disclosure of non-cash flow information:
  Fixed assets in accounts payable                                    $ 51          $ --

              See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

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

                                                         Years Ended December 31,
                                                             2004          2003
                                                              (in thousands)
Net cash provided by operating activities                   $ 578        $ 2,738
  Property improvements and replacements                    (1,184)         (490)
  Payments on mortgage notes payable                          (477)         (526)
  Advances from affiliates for operations                      510            30
  Repayments to affiliates on advances for operations         (844)       (2,232)
  Changes in reserves for net operating liabilities             66          (810)
  Changes in restricted escrows, net                            (1)           (2)
      Net cash used in operations                          $(1,352)      $(1,292)

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net (loss) income as shown in the statements of operations and changes in partners' deficit for 2004 and 2003 was allocated 99% to the limited partners and 1% to the general partners. Net (loss) income per limited partnership unit for 2004 and 2003 was computed as 99% of net (loss) income divided by 27,500 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term-debt. The fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of the apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was an increase of approximately $66,000 in 2004 and a decrease of $810,000 in 2003. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, due to affiliates, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $69,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted escrows: At December 31, 2004, approximately $232,000 was on deposit with the mortgage holder of Signal Pointe Apartments until the property achieves certain occupancy levels. During 2003, the final insurance proceeds of approximately $527,000 were released by the mortgage holder of Parktown Townhouses.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $475,000, less accumulated amortization of approximately $94,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $23,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $24,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 and 2003.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and loss from discontinued operations, was approximately $157,000 and $144,000 for the years ended December 31, 2004 and 2003, respectively.

Basis of Presentation: In accordance with SFAS No. 144, the accompanying statement of operations as of January 1, 2003 reflects the operations of Raintree Apartments as loss from discontinued operations due to its sale in December 2003.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                                Principal        Monthly
                                Balance At       Payment       Stated
                               December 31,     Including     Interest     Maturity
                                   2004          Interest       Rate         Date
                                     (in thousands)
Properties
Parktown Townhouses
  1st mortgage                   $ 7,010           $ 61        7.21%       01/01/21
Signal Pointe Apartments
  1st mortgage                     7,977              70       7.22%       01/01/21

           Total                 $14,987          $ 131

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness. The principal balance is being amortized over 240 months and is scheduled to be fully amortized at maturity.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 513
                               2006                 551
                               2007                 592
                               2008                 636
                               2009                 684
                            Thereafter           12,011
                                                $14,987

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (dollar amounts in thousands, except per unit data):

                                                     2004         2003

Net (loss) income as reported                      $  (388)     $ 3,633
Add (deduct):
   Depreciation differences                            351          460
   Change in prepaid rental                            (46)          49
   Casualty                                            (53)          --
   Other                                               (55)          19

Federal taxable (loss) income                      $  (191)     $ 4,161

Federal taxable (loss) income per limited
   partnership unit                                $ (6.89)     $140.69

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported              $(3,777)
                     Buildings and land                        539
                     Accumulated depreciation               (4,550)
                     Syndication fees                        3,111
                     Other                                     541
                  Net liabilities - tax basis              $(4,136)

Note D - Disposition of Investment Property

In December 2003, the Partnership sold Raintree Apartments to a third party, for a gross sale price of $4,680,000. The net proceeds realized by the Partnership were approximately $4,546,000 after payment of closing costs. The Partnership realized a gain of approximately $3,279,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $812,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. In accordance with SFAS 144, the accompanying statement of operations for the year ended December 31, 2003 reflect the operations of Raintree Apartments as discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2003 is approximately $1,005,000 of revenues generated by the property.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $324,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $217,000 and $151,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $72,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, the Partnership owed approximately $35,000 for accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the year ended December 31, 2004 and 2003 the Partnership received advances of approximately $510,000 and $30,000, respectively, and made principal payments of approximately $844,000 and $2,232,000, respectively. As of December 31, 2004 the indebtedness to the Corporate General Partner is approximately $513,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.
Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for these loans was approximately $11,000 and $91,000 for the years ended December 31, 2004 and 2003, respectively. Subsequent to December 31, 2004, the Corporate General Partner advanced approximately $308,000 to the Partnership to pay real estate taxes at Parktowne Townhouses and hurricane related costs at Signal Pointe Apartments.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2004, the level of return to the limited partners has not been met. As of December 31, 2004, these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $70,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,126 limited partnership units (the "Units") in the Partnership representing 76.82% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 76.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                    Encumbrances       Land      Property     Acquisition
                              (in thousands)                            (in thousands)

Parktown Townhouses              $ 7,010        $ 1,095     $ 5,329        $ 9,270
Signal Pointe Apartments           7,977            535       8,062          5,461

          Totals                 $14,987        $ 1,630     $13,391        $14,731

                     Gross Amount At Which
                            Carried
                      At December 31, 2004
                         (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of      Date   Depreciable
Description          Land   Properties Total  Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Parktown           $ 1,095   $14,599   $15,694   $ 7,752       1969     03/01/81    5-35
Townhouses
Signal Pointe
  Apartments           535    13,523    14,058    10,270       1970     06/30/81    5-37

      Totals       $ 1,630   $28,122   $29,752   $18,022

Reconciliation of "real estate and accumulated depreciation":

                                               Years Ended December 31,
                                                   2004         2003
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $28,729      $33,074
  Property improvements                             1,235          490
  Disposals of property                              (212)      (4,835)
Balance at end of year                            $29,752      $28,729

Accumulated Depreciation
Balance at beginning of year                      $17,074      $19,528
  Additions charged to expense                      1,081        1,261
  Disposals of property                              (133)      (3,715)
Balance at end of year                            $18,022      $17,074

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $30,291,000 and $29,444,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $22,572,000 and $21,842,000, respectively.

Note G - Casualty Events

During June 2001, Parktown Townhouses incurred extensive damage as a result of severe flooding which affected certain areas of Texas. The reconstruction and mold remediation of the property took place during 2002 and 2001 and all repairs were substantially complete at the end of 2002. As a result, in 2002 the net assets were written off and the Partnership recorded a casualty gain for the insurance proceeds received in excess of the net assets written off. During the year ended December 31, 2003, additional insurance proceeds related to the reconstruction of approximately $527,000 were received and were recognized as a casualty gain. In addition, approximately $582,000 was received related to lost rents, of which approximately $378,000 was recorded during 2003 as rental income in the accompanying financial statements.

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. The property incurred damages from Hurricane Charlie of approximately $196,000. During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000 related to Hurricane Charlie. This resulted in the recognition of a casualty gain of approximately $95,000. The property incurred damages from Hurricanes Frances and Jeanne of approximately $245,000, which were not covered by insurance proceeds. During the year ended December 31, 2004, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write-off of undepreciated damaged assets. The loss is included in operating expenses on the accompanying statement of operations. In addition, the Partnership incurred clean up costs from the three storms of approximately $312,000, which were not covered by insurance proceeds. These costs are included in operating expense on the accompanying statement of operations. At December 31, 2004, approximately $290,000 is accrued for these clean up costs.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

           Entity                          Number of Units      Percentage

           Cooper River Properties, LLC        1,958.5             7.12%
             (an affiliate of AIMCO)
           AIMCO IPLP, L.P.                    9,128.0            33.19%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                10,039.5           36.51%
             (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement. AIMCO Properties, LP, the other general partner, has acquired 10,039.5 units as the result of one or more tender offers.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $324,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $217,000 and $151,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $72,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, the Partnership owed approximately $35,000 for accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as the operations of all of the Partnership's investment properties. During the year ended December 31, 2004 and 2003 the Partnership received advances of approximately $510,000 and $30,000, respectively, and made principal payments of approximately $844,000 and $2,232,000, respectively. As of December 31, 2004 the indebtedness to the Corporate General Partner is approximately $513,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.
Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense for these loans was approximately $11,000 and $91,000 for the years ended December 31, 2004 and 2003, respectively. Subsequent to December 31, 2004, the Corporate General Partner advanced approximately $308,000 to the Partnership to pay real estate taxes at Parktowne Townhouses and hurricane related costs at Signal Pointe Apartments.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of December 31, 2004, the level of return to the limited partners has not been met. As of December 31, 2004, these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $70,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,126 limited partnership units (the "Units") in the Partnership representing 76.82% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 76.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $46,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 and $16,000 for 2004 and 2003, respectively.

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


                                    SHELTER PROPERTIES II LIMITED PARTNERSHIP


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive        Date: March 31, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 31, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 31, 2005
Stephen B. Waters

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

Date:  March 31, 2005

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

Date:  March 31, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty
                                    II Corporation, equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties II Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.