Form 10QSB
period 2005-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2005-05-16
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the transition period from _________to _________

                         Commission file number 0-10256


                              SHELTER PROPERTIES II
        (Exact name of small business issuer specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 213
   Receivables and deposits                                                      297
   Restricted escrows                                                             26
   Other assets                                                                  627
   Investment properties:
      Land                                                    $ 1,630
      Buildings and related personal property                   28,428
                                                                30,058
      Less accumulated depreciation                            (18,230)       11,828

                                                                            $ 12,991
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 16
   Tenant security deposit liabilities                                           116
   Accrued property taxes                                                        109
   Other liabilities                                                             368
   Due to affiliates (Note C)                                                    979
   Mortgage notes payable                                                     14,862

Partners' Deficit
   General partners                                             $ (84)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,375)       (3,459)

                                                                            $ 12,991


                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                              2005             2004
Revenues:
  Rental income                                              $ 1,300         $ 1,104
  Other income                                                   127             158
      Total revenues                                           1,427           1,262

Expenses:
  Operating                                                      392             565
  General and administrative                                      42              54
  Depreciation                                                   277             270
  Interest                                                       289             288
  Property tax                                                   109             102
      Total expenses                                           1,109           1,279

Net income (loss)                                             $ 318           $ (17)

Net income (loss) allocated to general partner (1%)            $ 3             $ --
Net income (loss) allocated to limited partners (99%)            315             (17)

                                                              $ 318           $ (17)

Net income (loss) per limited partnership unit               $ 11.45         $ (0.62)

                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
  December 31, 2004                     27,500        $ (87)      $(3,690)     $(3,777)

Net income for the three months
  ended March 31, 2005                      --             3          315         318

Partners' deficit at
  March 31, 2005                        27,500        $ (84)      $(3,375)    $(3,459)


                See Accompanying Notes to Financial Statements


                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
Cash flows from operating activities:
  Net income (loss)                                               $ 318        $ (17)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                    277          270
     Amortization of loan costs                                        6            6
     Casualty loss                                                    39           --
     Change in accounts:
      Receivables and deposits                                       (15)          57
      Other assets                                                   (69)        (167)
      Accounts payable                                               (29)          62
      Tenant security deposit liabilities                             (3)         (18)
      Accrued property taxes                                        (139)        (138)
      Due to affiliates                                               18          (46)
      Other liabilities                                             (234)        (192)
        Net cash provided by (used in) operating activities          169         (183)

Cash flows from investing activities:
   Property improvements and replacements                           (465)         (48)
   Net withdrawals from restricted escrows                           232           --
        Net cash used in investing activities                       (233)         (48)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (125)        (116)
   Advances from affiliate                                           308           --
   Repayments of advances from affiliate                              --         (749)
        Net cash provided by (used in) financing activities          183         (865)

Net increase (decrease) in cash and cash equivalents                 119       (1,096)

Cash and cash equivalents at beginning of period                      94        1,381

Cash and cash equivalents at end of period                        $ 213        $ 285

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 270        $ 299

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 is approximately $51,000 of improvements, which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by (used in) operating activities" in the accompanying statements of cash flows to "Net cash used in operations", as defined in the Partnership Agreement. However, "Net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                               Three Months Ended
                                                                       March 31,
                                                               2005          2004
                                                                 (in thousands)
Net cash provided by (used in) operating activities           $ 169         $ (183)
  Payments on mortgage notes payable                            (125)          (116)
  Property improvements and replacements                        (465)           (48)
  Change in restricted escrows, net                              232             --
  Repayments to affiliates on advances for operations             --           (749)
  Advances from affiliates for operations                        308             --
  Changes in reserves for net operating liabilities              471            442
   Additional reserves                                          (590)            --
      Net cash used in operations                              $ --         $ (654)

During the three months ended March 31, 2005, the Corporate General Partner reserved approximately $590,000 to fund capital improvements and repairs at the Partnership's investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $83,000 and $40,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $52,000. No such fees were charged during the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of additions to the investment properties. At March 31, 2005, the Partnership owed approximately $40,000 for accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership's properties. During the three months ended March 31, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouse and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the three months ended March 31, 2004, the Partnership made principal payments on previous advances of approximately $749,000. As of March 31, 2005 the indebtedness to the Corporate General Partner is approximately $834,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Interest on advances is charged at the prime rate plus 2%, or 7.75% at March 31, 2005. Interest expense was approximately $13,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of March 31, 2005, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $48,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Casualty Event

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. In 2004, the property estimated damages to the building from Hurricane Charlie of approximately $193,000. The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004. During the three months ended March 31, 2005, the Partnership revised the estimated damages to the building to approximately $425,000. As a result, the Partnership wrote off additional net assets of approximately $39,000 and recorded a receivable of approximately $39,000 as additional insurance proceeds are expected to be received. No additional insurance proceeds were received during the three months ended March 31, 2005.

In addition to building damages, the Partnership estimated clean up costs from Hurricane Charley of approximately $257,000, which were not covered by insurance proceeds. These costs were accrued at December 31, 2004. During the three months ended March 31, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $25,000. As a result, the Partnership reduced the accrual for these costs by approximately $232,000, which is included in operating expenses. Estimated clean up costs related to Hurricanes Frances and Jeanne were not revised. At March 31, 2005, approximately $35,000 is accrued for clean up costs related to all three storms.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Parktown Townhouses (1)
          Deer Park, Texas                             88%            75%
       Signal Pointe Apartments
          Winter Park, Florida                         96%            94%

(1) The Corporate General Partner attributes the increase in average occupancy at Parktown Townhouses to a more stable tenant base.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $318,000 compared to net loss of approximately $17,000 for the corresponding period in 2004. The decrease in net loss for the three months ended March 31, 2005 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three months ended March 31, 2005 is due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increased occupancy and decreased bad debt expense at both of the Partnership's properties and increased average rental rates at Signal Pointe Apartments. Other income decreased due to decreased lease cancellation fees at both of the Partnership's properties.

Total expenses decreased for the three months ended March 31, 2005 due to a decrease in operating expense. Operating expense decreased due to a decrease in the estimated clean up costs related to hurricane damage sustained in 2004 partially offset by an increase in property expense. Property expense increased due to an increase in payroll and related benefits at both investment properties.

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. In 2004, the property estimated damages to the building from Hurricane Charlie of approximately $193,000. The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004. During the three months ended March 31, 2005, the Partnership revised the estimated damages to the building to approximately $425,000. As a result, the Partnership wrote off additional net assets of approximately $39,000 and recorded a receivable of approximately $39,000 as additional insurance proceeds are expected to be received. No additional insurance proceeds were received during the three months ended March 31, 2005.

In addition to building damages, the Partnership estimated clean up costs from Hurricane Charley of approximately $257,000, which were not covered by insurance proceeds. These costs were accrued at December 31, 2004. During the three months ended March 31, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $25,000. As a result, the Partnership reduced the accrual for these costs by approximately $232,000, which is included in operating expenses. Estimated clean up costs related to Hurricanes Frances and Jeanne were not revised. At March 31, 2005, approximately $35,000 is accrued for clean up costs related to all three storms.

Included in general and administrative expense for both March 31, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $213,000 compared to approximately $285,000 at March 31, 2004. Cash and cash equivalents increased approximately $119,000 from December 31, 2004 due to approximately $169,000 of cash provided by operating activities and approximately $183,000 of cash provided by financing activities partially offset by approximately $233,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $32,000 of capital improvements at Parktown Townhouses during the three months ended March 31, 2005, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $382,000 of capital improvements at Signal Pointe Apartments during the three months ended March 31, 2005, consisting primarily of floor covering replacements and reconstruction of the damage caused by hurricanes in 2004. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty reconstruction are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$14,862,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures and advance repayments to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,217.5 limited partnership units (the "Units") in the Partnership representing 77.15% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 16, 2005

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

   32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty II
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.