Form 10QSB
period 2005-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2005-08-15
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 251
   Receivables and deposits                                                      227
   Restricted escrows                                                            304
   Other assets                                                                  606
   Investment properties:
      Land                                                    $ 1,630
      Buildings and related personal property                   28,482
                                                                              30,112
      Less accumulated depreciation                            (18,448)       11,664

                                                                            $ 13,052
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 57
   Tenant security deposit liabilities                                           121
   Accrued property taxes                                                        235
   Other liabilities                                                             349
   Due to affiliates (Note C)                                                    955
   Mortgage notes payable                                                     14,736

Partners' Deficit
   General partners                                             $ (83)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,318)       (3,401)

                                                                            $ 13,052


                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                             2005          2004         2005         2004
Revenues:
   Rental income                            $ 1,329      $ 1,107      $ 2,629      $ 2,211
   Other income                                 135          155          262          313
   Casualty gain (Note D)                        67           --           67           --
       Total revenues                         1,531        1,262        2,958        2,524

Expenses:
  Operating                                     723          616        1,115        1,181
  General and administrative                     50           56           92          110
  Depreciation                                  284          272          561          542
  Interest                                      289          284          578          572
  Property taxes                                127          105          236          207
       Total expenses                         1,473        1,333        2,582        2,612

Net income (loss)                            $ 58         $ (71)       $ 376        $ (88)

Net income (loss) allocated to
  general partners (1%)                       $ 1          $ (1)        $ 4          $ (1)
Net income (loss) allocated to
  limited partners (99%)                         57          (70)         372          (87)

                                             $ 58         $ (71)       $ 376        $ (88)

Net income (loss) per limited
  partnership unit                          $ 2.07       $ (2.55)     $ 13.53      $ (3.16)


                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
  December 31, 2004                     27,500        $ (87)      $(3,690)     $(3,777)

Net income for the six months
  ended June 30, 2005                       --             4          372         376

Partners' deficit at
  June 30, 2005                         27,500        $ (83)      $(3,318)    $(3,401)


                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005         2004
Cash flows from operating activities:
   Net income (loss)                                             $ 376        $ (88)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation                                                  561          542
      Casualty gain                                                 (67)          --
      Amortization of loan costs                                     12           12
      Change in accounts:
        Receivables and deposits                                    130          (30)
        Other assets                                                (54)        (134)
        Accounts payable                                            (55)          39
        Tenant security deposit liabilities                           2          (13)
        Accrued property taxes                                      (13)         (37)
        Due to affiliate                                             (6)         (80)
        Other liabilities                                          (253)        (126)
            Net cash provided by operating activities               633           85

Cash flows from investing activities:
   Property improvements and replacements                          (809)        (159)
   Insurance proceeds received                                      322           --
   Net deposits to restricted escrows                               (46)          --
            Net cash used in investing activities                  (533)        (159)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (251)        (234)
   Advances from affiliate                                          308           --
   Repayment of advances from affiliate                              --         (740)
            Net cash provided by (used in) financing
               activities                                            57         (974)

Net increase (decrease) in cash and cash equivalents                157       (1,048)

Cash and cash equivalents at beginning of period                     94        1,381

Cash and cash equivalents at end of period                       $ 251        $ 333

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 537        $ 585
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
    payable                                                       $ 67        $ --

Included in property improvements and replacements for the six months ended June 30, 2005 is approximately $51,000 of improvements, which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                                Six Months Ended
                                                                   June 30,
                                                               2005          2004
                                                                 (in thousands)
Net cash provided by operating activities                     $ 633          $ 85
  Payments on mortgage notes payable                            (251)          (234)
  Property improvements and replacements                        (809)          (159)
  Change in restricted escrows, net                              (46)            --
  Repayments to affiliates on advances for operations             --           (740)
  Advances from affiliates for operations                        308             --
  Changes in reserves for net operating liabilities              249            381
   Additional reserves                                           (84)            --
      Net cash used in operations                              $ --         $ (667)

During the six months ended June 30, 2005, the Corporate General Partner reserved approximately $84,000 to fund capital improvements and repairs at the Partnership's investment properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $142,000 and $131,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $159,000 and $78,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $98,000. No such fees were charged during the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of additions to the investment properties.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the redevelopment required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership's properties. During the six months ended June 30, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouse and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the six months ended June 30, 2004, the Partnership made payments on previous advances of approximately $740,000. As of June 30, 2005 the indebtedness to the Corporate General Partner is approximately $850,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Interest on advances is charged at the prime rate plus 2%, or 8.25% at June 30, 2005. Interest expense was approximately $30,000 and $6,000 for the six months ended June 30, 2005 and 2004, respectively.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of June 30, 2005, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $70,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. In 2004, the property estimated damages to the building from all three hurricanes of approximately $441,000. The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004. During the six months ended June 30, 2005, the Partnership revised the estimated damages to the building to approximately $753,000. During the six months ended June 30, 2005, the Partnership received additional insurance proceeds of approximately $86,000 and wrote off additional net assets of approximately $53,000 which resulted in a casualty gain of approximately $33,000. Subsequent to June 30, 2005, the Partnership received additional insurance proceeds of approximately $41,000, as final payment.

In addition to building damages, the Partnership estimated clean up costs from the three hurricanes of approximately $312,000, which were not covered by insurance proceeds. These costs were accrued at December 31, 2004. During the six months ended June 30, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $45,000. As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses.

During October 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damage from a fire. During the six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off net assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

During February 2005, one of the Partnership's investment properties, Parktown Townhouses, incurred approximately $309,000 in damages from a fire. The Partnership received insurance proceeds of approximately $192,000 during the six months ended June 30, 2005, and wrote off net assets of approximately $267,000. The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received. In addition to building damages, the Partnership incurred clean up and emergency costs from the fire of approximately $59,000, which were not covered by insurance proceeds. These costs are included in operating expenses.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Parktown Townhouses (1)
          Deer Park, Texas                             89%            75%
       Signal Pointe Apartments (2)
          Winter Park, Florida                         97%            93%

(1) The Corporate General Partner attributes the increase in average occupancy at Parktown Townhouses to a more stable tenant base.

(2) The Corporate General Partner attributes the increase in average occupancy at Signal Pointe Apartments to strong local market conditions.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2005 was approximately $58,000 and $376,000, respectively, compared to net loss of approximately $71,000 and $88,000 for the corresponding periods in 2004. The decrease in net loss for the three months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net loss for the six months ended June 30, 2005 is due to an increase in total revenues and a decrease in total expenses. Total revenues for both periods increased due to an increase in rental income and casualty gain (as discussed below) partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rates at Signal Pointe Apartments and an increase in occupancy and a decrease in bad debt expense at both of the Partnership's investment properties. Other income decreased due to a decrease in lease cancellation fees at both of the Partnership's investment properties.

Total expenses increased for the three months ended June 30, 2005 due to increases in operating, depreciation and property tax expenses. Total expenses decreased for the six months ended June 30, 2005 due to decreases in operating and general and administrative expenses partially offset by increases in depreciation and property tax expenses. Operating expense for the three month period increased due to an increase in property and maintenance expense. Operating expense for the six month period decreased due to a decrease in the estimated clean up costs related to hurricane damage sustained in 2004 partially offset by an increase in property expense. Property expense for both periods increased due to an increase in payroll and related benefits and in contract courtesy patrol at both investment properties. Maintenance expense increased for the three month period due to clean up and emergency costs incurred from the fire at Parktowne Townhouses, as discussed below. Depreciation expense increased for both periods due to assets placed into service during the past twelve months, which are now being depreciated. Property tax expense increased for both periods due to an increase in the assessed value at Parktowne Townhomes.

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. In 2004, the property estimated damages to the building from all three hurricanes of approximately $441,000. The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004. During the six months ended June 30, 2005, the Partnership revised the estimated damages to the building to approximately $753,000. During the six months ended June 30, 2005, the Partnership received additional insurance proceeds of approximately $86,000 and wrote off additional net assets of approximately $53,000 which resulted in a casualty gain of approximately $33,000.

In addition to building damages, the Partnership estimated clean up costs from the three hurricanes of approximately $312,000, which were not covered by insurance proceeds. These costs were accrued at December 31, 2004. During the six months ended June 30, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $45,000. As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses.

During October 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damage from a fire. During the six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off net assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

During February 2005, one of the Partnership's investment properties, Parktown Townhouses, incurred approximately $309,000 in damages from a fire. The Partnership received insurance proceeds of approximately $192,000 during the six months ended June 30, 2005, and wrote off net assets of approximately $267,000. The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received. In addition to building damages, the Partnership incurred clean up and emergency costs from the fire of approximately $59,000, which were not covered by insurance proceeds. These costs are included in operating expenses.

General and administrative expense decreased for the six months ended June 30, 2005 due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $251,000 compared to approximately $333,000 at June 30, 2004. Cash and cash equivalents increased approximately $157,000 from December 31, 2004 due to approximately $633,000 and $57,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $533,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Corporate General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts partially offset by insurance proceeds received. The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $146,000 of capital improvements at Parktown Townhouses during the six months ended June 30, 2005, consisting primarily of parking lot improvements, exterior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $679,000 of capital improvements at Signal Pointe Apartments during the six months ended June 30, 2005, consisting primarily of HVAC improvements, termite prevention, floor covering replacements and reconstruction of the damage caused by hurricanes in 2004. These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty reconstruction are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$14,736,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures and advance repayments to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,217.5 limited partnership units (the "Units") in the Partnership representing 77.15% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violate the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: August 15, 2005

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

Date:  August 15, 2005

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

Date:  August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty II
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.