Form 10QSB
period 2005-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2005-11-14
CIK 319723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                              SHELTER PROPERTIES II
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $   242
   Receivables and deposits                                                      210
   Restricted escrows                                                            163
   Other assets                                                                  568
   Investment properties:
      Land                                                    $ 1,630
      Buildings and related personal property                   28,636
                                                                30,266
      Less accumulated depreciation                            (18,733)       11,533

                                                                            $ 12,716
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 20
   Tenant security deposit liabilities                                           118
   Accrued property taxes                                                        353
   Other liabilities                                                             254
   Due to affiliates (Note C)                                                    620
   Mortgage notes payable                                                     14,583

Partners' Deficit
   General partners                                             $ (82)
   Limited partners (27,500 units issued and
      outstanding)                                              (3,150)       (3,232)

                                                                            $ 12,716

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                               2005        2004          2005        2004

 Revenues:
   Rental income                             $ 1,332      $ 1,174      $ 3,961      $ 3,385
   Other income                                  148          153          410          466
   Casualty gain (loss) (Note D)                  41          (45)         108          (45)
        Total revenues                         1,521        1,282        4,479        3,806

 Expenses:
   Operating                                     633          776        1,748        1,957
   General and administrative                     43           28          135          138
   Depreciation                                  286          267          847          809
   Interest                                      276          280          854          852
   Property taxes                                114          111          350          318
        Total expenses                         1,352        1,462        3,934        4,074
 Income (loss) from continuing
   operations                                    169         (180)         545         (268)
 Gain on sale of discontinued
   Operations                                     --           20           --           20
 Net income (loss)                            $ 169       $ (160)       $ 545       $ (248)

 Net income (loss) allocated to
   general partners (1%)                       $ 2         $ (2)         $ 5         $ (2)
 Net income (loss) allocated to
   limited partners (99%)                        167         (158)         540         (246)

                                              $ 169       $ (160)       $ 545       $ (248)
 Per limited partnership unit:
   Income (loss) from continuing
     operations                               $ 6.07      $ (6.48)     $ 19.64      $ (9.68)
   Gain on sale of discontinued
     operations                                   --         0.73           --         0.73
                                              $ 6.07      $ (5.75)     $ 19.64      $ (8.95)

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          27,500         $ 2        $27,500     $27,502

Partners' deficit at
  December 31, 2004                     27,500        $ (87)      $(3,690)     $(3,777)

Net income for the nine months
  ended September 30, 2005                  --             5          540         545

Partners' deficit at
  September 30, 2005                    27,500        $ (82)      $(3,150)    $(3,232)


                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2005       2004
Cash flows used in operating activities:
   Net income (loss)                                             $ 545       $ (248)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation                                                  847          809
      Gain on sale of discontinued operations                        --          (20)
      Casualty (gain) loss                                         (108)          45
      Amortization of loan costs                                     17           17
      Change in accounts:
        Receivables and deposits                                    147          (20)
        Other assets                                                (22)         (89)
        Accounts payable                                            (25)          60
        Tenant security deposit liabilities                          (1)         (18)
        Accrued property taxes                                      105           74
        Due to affiliates                                           (35)         (55)
        Other liabilities                                          (348)         (71)
            Net cash provided by operating activities             1,122          484

Cash flows from investing activities:
   Property improvements and replacements                        (1,029)        (416)
   Insurance proceeds received                                      362           --
   Net withdrawals from restricted escrows                           95           --
            Net cash used in investing activities                  (572)        (416)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (404)        (354)
   Advances from affiliate                                          308           --
   Repayment of advances from affiliate                            (306)        (740)
            Net cash used in financing activities                  (402)      (1,094)

Net increase (decrease) in cash and cash equivalents                148       (1,026)

Cash and cash equivalents at beginning of period                     94        1,381
Cash and cash equivalents at end of period                       $ 242        $ 355

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 892        $ 907
Supplemental disclosure of non-cash activity:
   Property improvements and replacements in accounts
     payable                                                      $ --        $ 53

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 is approximately $51,000 of improvements, which were included in accounts payable at December 31, 2004.

                   See Accompanying Notes to Financial Statements

                              SHELTER PROPERTIES II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                            Nine Months Ended
                                                              September 30,
                                                          2005             2004
                                                             (in thousands)
   Net cash provided by operating activities             $ 1,122           $ 484
     Payments on mortgage notes payable                     (404)            (354)
     Property improvements and replacements               (1,029)            (416)
     Change in restricted escrows, net                        95               --
     Repayments to affiliates on advances for
       operations                                           (306)            (740)
     Advances from affiliates for operations                 308               --
     Changes in reserves for net operating
       liabilities                                           179              149
         Net cash used in operations                      $ (35)          $ (877)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $215,000 and $196,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $210,000 and $105,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $119,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in hurricane cleanup and repairs at Signal Pointe Apartments as well as operations at both of the Partnership's properties. During the nine months ended September 30, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouse and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. The Partnership made payments on these advances of approximately $306,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Partnership made payments on previous advances of approximately $740,000. As of September 30, 2005 the indebtedness to the Corporate General Partner is approximately $515,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Interest on advances is charged at the prime rate plus 2%, or 8.75% at September 30, 2005. Interest expense was approximately $45,000 and $8,000 for the nine months ended September 30, 2005 and 2004, respectively.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners. As of September 30, 2005, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $70,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. At September 30, 2004, total damages were estimated to be approximately $654,000, which were expected to be partially covered by insurance proceeds. During the nine months ended September 30, 2004, the Partnership recognized a casualty loss of approximately $45,000 for the undepreciated value of the damaged assets in excess of the expected insurance proceeds. During the nine months ended September 30, 2004 the Partnership accrued approximately
$98,000 for estimated clean up costs related to the storms. In the fourth quarter of 2004, the Partnership received insurance proceeds of approximately $131,000 and wrote off undepreciated damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during the three month period ended December 2004. During the nine months ended September 30, 2005 the Partnership revised the damages to the buildings to approximately $753,000. During the nine months ended September 30, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional undepreciated damaged assets of approximately $53,000 which resulted in a casualty gain of approximately $74,000.

During the fourth quarter of 2004, the Partnership revised its estimate of clean up costs from the three hurricanes to approximately $312,000, which were not expected to be covered by insurance proceeds. These costs were accrued at December 31, 2004. During the nine months ended September 30, 2005, the Partnership obtained final details on the costs incurred and revised the clean up costs to approximately $45,000. As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses, for the nine months ended September 30, 2005.

During October 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damage from a fire. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off undepreciated damaged assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

During February 2005, one of the Partnership's investment properties, Parktown Townhouses, incurred approximately $309,000 in damages from a fire. The
Partnership received insurance proceeds of approximately $192,000 during the nine months ended September 30, 2005, and wrote off undepreciated damaged assets of approximately $267,000. The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received. In addition to building damages, the Partnership incurred clean up and emergency costs from the fire of approximately $59,000, which were not covered by insurance proceeds. These costs are included in operating expenses.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Parktown Townhouses (1)
          Deer Park, Texas                             89%            78%
       Signal Pointe Apartments (2)
          Winter Park, Florida                         97%            93%

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $169,000 and $545,000, respectively, compared to net loss of approximately $160,000 and $248,000 for the corresponding periods in 2004. The increase in net income for the three and nine months ended September 30, 2005 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income and due to the recognition of a casualty gain in 2005 and the recognition of a casualty loss in 2004(as detailed below) and a decrease in other income. Rental income increased due to an increase in the occupancy at both of the investment properties and an increase in the average rental rates at Signal Pointe Apartments and a decrease in bad debt expense at both of the Partnership's investment properties. Other income decreased primarily due to a decrease in lease cancellation fees at both of the Partnership's investment properties.

During August and September 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne. At September 30, 2004, total damages were estimated to be approximately $654,000, which were expected to be partially covered by insurance proceeds. During the nine months ended September 30, 2004, the Partnership recognized a casualty loss of approximately $45,000 for the undepreciated value of the damaged assets in excess of the expected insurance proceeds. During the nine months ended September 30, 2004, the Partnership accrued approximately
$98,000 for estimated clean up costs related to the storms. In the fourth quarter of 2004 the Partnership received insurance proceeds of approximately $131,000 and wrote off undepreciated damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during the three month period ended December 31, 2004. During the nine months ended September 30, 2005 the Partnership revised the damages to the building to approximately $753,000. During the nine months ended September 30, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional undepreciated damaged assets of approximately $53,000 which resulted in a casualty gain of approximately $74,000.

During the fourth quarter of 2004, the Partnership revised its estimate of clean up costs from the three hurricanes to approximately $312,000, which were not expected to be covered by insurance proceeds. These costs were accrued at December 31, 2004. During the nine months ended September 30, 2005, the Partnership obtained final details on the costs incurred and revised the clean up costs to approximately $45,000. As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses, for the nine months ended September 30, 2005.

During October 2004, one of the Partnership's investment properties, Signal Pointe Apartments, incurred damage from a fire. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off undepreciated damaged assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

During February 2005, one of the Partnership's investment properties, Parktown Townhouses, incurred approximately $309,000 in damages from a fire. The
Partnership received insurance proceeds of approximately $192,000 during the nine months ended September 30, 2005, and wrote off undepreciated damaged assets of approximately $267,000. The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received. In addition to building damages, the Partnership incurred clean up and emergency costs from the fire of approximately $59,000, which were not covered by insurance proceeds. These costs are included in operating expenses.

Total expenses decreased for the three months ended September 30, 2005 due to a decrease in operating expense partially offset by increases in general and administrative, depreciation and property tax expenses. Total expenses decreased for the nine months ended September 30, 2005 due a decrease in operating expense and an increase in depreciation and property tax expenses. The decrease in operating expenses for both periods is due to the accrual for estimated clean up costs during the third quarter of 2004 and the change in estimate for these clean up costs made during 2005 and decreases in advertising at Signal Pointe Apartments and contract services at Parktown Apartments, partially offset by an increase in payroll and related benefits at both investment properties. Depreciation expense increased for both periods due to assets placed in service during the past twelve months, which are now being depreciated. Property tax expense increased for both periods due to an increase in the assessed value of Parktown Apartments. Interest expense remained relatively constant for both periods as a reduction in interest as a result of regularly scheduled principal payments on the mortgages encumbering the investment properties, was mostly offset by an increase in interest on advances from an affiliate of the Corporate General Partner.

General and administrative expenses increased for the three months ended September 30, 2005 due to an increase in costs related to the annual audit required by the Partnership Agreement. Also, included in General and administrative expense for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $242,000 compared to approximately $355,000 at September 30, 2004. Cash and cash equivalents increased approximately $148,000 from December 31, 2004 due to approximately $1,122,000 of cash provided by operating activities partially offset by $572,000 of cash used in investing activities and approximately $402,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net withdrawals from restricted escrow accounts partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayments of advances received from an affiliate of the Corporate General Partner partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $213,000 of capital improvements at Parktown Townhouses during the nine months ended September 30, 2005, consisting primarily of plumbing fixtures, parking lot improvements, and appliance, water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds, and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $765,000 of capital improvements at Signal Pointe Apartments during the nine months ended September 30, 2005, consisting primarily of parking lot and tennis court resurfacing, HVAC improvements, termite prevention, and appliance, water heater and floor covering replacements and reconstruction of the damage caused by hurricanes in 2004. These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$14,583,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts due to the Corporate General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.5 limited partnership units (the "Units") in the Partnership representing 77.17% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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



                                    SHELTER PROPERTIES II


                                    By:   Shelter Realty II Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 14, 2005

                              SHELTER PROPERTIES II

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                  /s/Stephen B. Waters
                                  Stephen B. Waters
                                  Vice President of Shelter Realty II
                                  Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.