Form 10KSB
period 2005-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2006-03-30
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-10256

SHELTER PROPERTIES II

(Name of small business issuer in its charter)

South Carolina	57-0709233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,018,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The offering terminated on April 30, 1981. Upon termination of the offering, the Partnership had accepted subscriptions for 27,500 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000.  The Partnership invested approximately $21,000,000 of such proceeds in five existing apartment properties. Prior to December 31, 2005, the Partnership sold two properties and lost one property to the lender through foreclosure.

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for property management services and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Parktown Townhouses	$15,968	$ 8,290	5-35 yrs	S/L	$5,088
Signal Pointe
Apartments	14,796	10,701	5-37 yrs	S/L	3,010
Totals	$30,764	$18,991			$8,098

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2005	Rate (1)	Amortized	Date	Maturity
	(in thousands)
Parktown
Townhouses	$ 6,770	7.21%	20 yrs	01/01/21	$ --

Signal Pointe
Apartments	7,705	7.22%	20 yrs	01/01/21	--

Total	$14,475				$ --

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to repay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates per unit and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)

Properties	2005	2004	2005	2004

Parktown Townhouses (1)	$ 8,978	$ 9,193	90%	80%
Signal Pointe Apartments (2)	8,261	7,258	97%	94%

(1)

The Corporate General Partner attributes the increase in average occupancy at Parktown Townhouses to a more stable tenant base.

(2)

The Corporate General Partner attributes the increase in average occupancy at Signal Pointe Apartments to strong local market conditions.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that each of the properties is adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  Each of the properties is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate (1)
	(in thousands)

Parktown Townhouses	$294	3.32%
Signal Pointe Apartments	154	1.57%

(1)

The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During the year ended December 31, 2005, the Partnership completed approximately $565,000 of capital improvements at Parktown Townhouses consisting primarily of plumbing fixtures, parking lot improvements, roof upgrades, casualty repairs, and appliance, water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the year ended December 31, 2005, the Partnership completed approximately $911,000 of capital improvements at Signal Pointe Apartments consisting primarily of parking lot and tennis court resurfacing, HVAC improvements, termite prevention, electrical upgrades, sprinkler system upgrades, and appliance, water heater and floor covering replacements and reconstruction of the damage caused by hurricanes in 2004. These improvements were funded from operating cash flow, insurance proceeds, and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders:

During the quarter ended December 31, 2005, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units (the “Units”) aggregating $27,400,000. An additional 100 Units were purchased by the Corporate General Partner. The Partnership had 681 holders of record owning an aggregate of 27,500 Units at December 31, 2005.  Affiliates of the Corporate General Partner owned 21,222.50 Units or 77.17% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership during the years ended December 31, 2005 and 2004.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2005, there can be no assurance, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.50 Units in the Partnership representing 77.17% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $724,000 compared to a net loss of approximately $388,000 for the year ended December 31, 2004.  The increase in net income for the year ended December 31, 2005 is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased due to an increase in rental income and casualty gains (as detailed below) partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy at both of the investment properties, an increase in the average rental rate at Signal Pointe Apartments and a decrease in bad debt expense at both of the Partnership’s investment properties partially offset by a decrease in the average rental rate at Parktown Townhouses.  Other income decreased primarily due to a decrease in lease cancellation fees slightly offset by an increase in late charges at both of the Partnership’s investment properties.

During August and September 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne.  The property incurred damages from Hurricane Charlie of approximately $196,000.  During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000 related to Hurricane Charlie.  This resulted in the recognition of a casualty gain of approximately $95,000.  The property incurred damages from Hurricanes Frances and Jeanne of approximately $245,000, which were not covered by insurance proceeds.  During the year ended December 31, 2004, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write-off of undepreciated damaged assets.  The loss is included in operating expenses on the accompanying statement of operations. During the year ended December 31, 2005 the Partnership revised the damages to the building to approximately $773,000. During the year ended December 31, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional undepreciated damaged assets of approximately $53,000 which resulted in a casualty gain of approximately $74,000.

During the fourth quarter of 2004, the Partnership revised its estimate of clean up costs from the three hurricanes to approximately $312,000, which were not expected to be covered by insurance proceeds. These costs were accrued at December 31, 2004. During the year ended December 31, 2005, the Partnership obtained final details on the costs incurred and revised the clean up costs to approximately $45,000. As a result, the Partnership reduced the accrual for these costs by approximately $247,000, which is included in operating expenses, for the year ended December 31, 2005.

During October 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damage from a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off undepreciated damaged assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred approximately $309,000 in damages from a fire. The Partnership received insurance proceeds of approximately $192,000 during the year ended December 31, 2005, and wrote off undepreciated damaged assets of approximately $267,000. The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received during 2006.  In addition to building damages, the Partnership incurred clean up and emergency costs from the fire of approximately $59,000, which were not covered by insurance proceeds. These costs are included in operating expenses.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire. Subsequent to December 31, 2005, the Partnership received approximately $32,000 in insurance proceeds to repair the damaged units.  The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received during 2006.

Total expenses decreased for the year ended December 31, 2005 due to a decrease in operating, general and administrative, and interest expenses offset slightly by increases in depreciation and property tax expenses.  The decrease in operating expense is due to the accrual for estimated clean up costs during 2004 and the change in estimate for these clean up costs made during 2005 and decreases in maintenance and advertising expense offset by increases in property expense.  Maintenance expense decreased due to a decrease in contract services at Parktown Townhouses offset by an increase in maintenance materials at Signal Pointe Apartments.  Advertising expense decreased due to decreases in periodicals at Signal Pointe Apartments.  Property expense increased due to an increase in payroll and employee related benefits offset slightly by decreases in utilities at both investment properties.  Interest expense decreased as a result of regularly scheduled principal payments on the mortgages encumbering the investment properties, an increase in interest expense capitalized as a result of the repairs to units damaged by the hurricanes of 2004, partially offset by an increase in interest expense on advances from an affiliate of the Corporate General Partner. Depreciation expense increased due to assets placed in service during the past twelve months, which are now being depreciated.  Property tax expense increased for both periods due to an increase in the assessed value of Parktown Apartments.

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

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $353,000 compared to approximately $94,000 at December 31, 2004. Cash and cash equivalents increased approximately $259,000 due to approximately $1,735,000 of cash provided by operating activities partially offset by $928,000 and $548,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership’s properties and repayments of advances received from an affiliate of the Corporate General Partner partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as insurance proceeds, replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and hurricane related repairs) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $14,475,000 is amortized over 240 months with maturity dates of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made by the Partnership during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2005, there can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.50 limited partnership units (the “Units”) in the Partnership representing 77.17% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties II

We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES II

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 353
Receivables and deposits		200
Restricted escrows		35
Other assets		523
Investment properties (Notes B and E):
Land	$ 1,630
Buildings and related personal property	29,134
	30,764
Less accumulated depreciation	(18,991)	11,773
		$ 12,884

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 159
Tenant security deposits payable		119
Accrued property taxes		299
Due to affiliates (Note D)		613
Other liabilities		272
Mortgage notes payable (Note B)		14,475

Partners' Deficit
General partners	$ (80)
Limited partners (27,500 units issued and
outstanding)	(2,973)	(3,053)
		$ 12,884

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 5,362	$ 4,623
Other income	548	622
Casualty gains (Note F)	108	95
Total revenues	6,018	5,340

Expenses:
Operating	2,448	2,928
General and administrative	178	188
Depreciation	1,104	1,081
Interest	1,117	1,132
Property taxes	447	419
Total expenses	5,294	5,748

Income (loss) from continuing operations	724	(408)
Gain on sale of discontinued operations	--	20

Net income (loss) (Note C)	$ 724	$ (388)

Net income (loss) allocated to general partners (1%)	$ 7	$ (4)
Net income (loss) allocated to limited partners (99%)	717	(384)
	$ 724	$ (388)
Per limited partnership unit:
Income (loss) from continuing operations	$ 26.07	$(14.69)
Gain on sale of discontinued operations	--	0.73

Net income (loss)	$ 26.07	$(13.96)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2003	27,500	$ (83)	$(3,306)	$(3,389)

Net loss for the year ended
December 31, 2004	--	(4)	(384)	(388)

Partners' deficit at
December 31, 2004	27,500	(87)	(3,690)	(3,777)

Net income for the year ended
December 31, 2005	--	7	717	724

Partners' deficit at
December 31, 2005	27,500	$ (80)	$(2,973)	$(3,053)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 724	$ (388)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,104	1,081
Amortization of loan costs	24	23
Casualty loss	--	43
Gain on sale of discontinued operations	--	(20)
Casualty gains	(108)	(95)
Change in accounts:
Receivables and deposits	157	(160)
Other assets	17	(34)
Accounts payable	100	(17)
Tenant security deposits payable	--	(24)
Accrued property taxes	51	8
Due to affiliate	(4)	(49)
Other liabilities	(330)	210
Net cash provided by operating activities	1,735	578

Cash flows from investing activities:
Property improvements and replacements	(1,513)	(1,184)
Net withdrawals from (deposits to) restricted escrows	223	(1)
Insurance proceeds received	362	131
Net cash used in investing activities	(928)	(1,054)

Cash flows from financing activities:
Payments on mortgage notes payable	(512)	(477)
Advances from affiliates	308	510
Repayment of advances from affiliates	(344)	(844)
Net cash used in financing activities	(548)	(811)

Net increase (decrease) in cash and cash equivalents	259	(1,287)
Cash and cash equivalents at beginning of year	94	1,381
Cash and cash equivalents at end of year	$ 353	$ 94

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,124	$ 1,139

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 14	$ 51

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on October 10, 1980. The general partner responsible for management of the Partnership's business is Shelter Realty II Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 1, 1981, and completed its acquisition of apartment properties on June 30, 1981.  The Partnership operates two apartment properties located in Florida and Texas.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner.  In the following notes to the financial statements, whenever "net cash provided by operations" is used, it has the aforementioned meaning. As required by the Partnership, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended December 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$ 1,735	$ 578
Property improvements and replacements	(1,513)	(1,184)
Payments on mortgage notes payable	(512)	(477)
Changes in reserves for net operating liabilities	9	66
Changes in restricted escrows, net	223	(1)
Net cash used in operations	$ (58)	$(1,018)

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (loss) as shown in the statements of operations and changes in partners' deficit for 2005 and 2004 was allocated 99% to the limited partners and 1% to the general partners.  Net income (loss) per limited partnership unit for 2005 and 2004 was computed as 99% of net income (loss) divided by 27,500 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long-term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of the apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was an increase of approximately $9,000 in 2005 and an increase of $66,000 in 2004. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, due to affiliates, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $331,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted escrows: At December 31, 2005, no restricted funds were on deposit with the mortgage holder of Signal Pointe Apartments. The property achieved certain occupancy levels at March 2005 and the mortgage holder released approximately $232,000 to the property.

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

Deferred Costs: Loan costs of approximately $475,000, less accumulated amortization of approximately $118,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $24,000 and $23,000 for the years ended December 31, 2005 and 2004, respectively, and is included in interest expense. Amortization expense is expected to be approximately $24,000 for each of the years 2006 through 2010.

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

Investment Properties:  Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $26,000, property taxes of approximately $10,000, and operating costs of approximately $8,000. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the year ended December 31, 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $136,000 and $157,000 for the years ended December 31, 2005 and 2004, respectively.

Recent Accounting Pronouncement:  In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due at
	2005	Interest	Rate	Date	Maturity
	(in thousands)
Properties
Parktown Townhouses
1st mortgage	$ 6,770	$ 61	7.21%	01/01/21	$ --
Signal Pointe Apartments
1st mortgage	7,705	70	7.22%	01/01/21	--

Total	$14,475	$ 131			$ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 551
2007	592
2008	636
2009	684
2010	735
Thereafter	11,277
$14,475

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (dollar amounts in thousands, except per unit data):

	2005	2004

Net income (loss) as reported	$ 724	$ (388)
Add (deduct):
Depreciation differences	238	351
Change in prepaid rental	15	(46)
Casualty	(203)	(53)
Other	(48)	(55)

Federal taxable income (loss)	$ 726	$ (191)

Federal taxable income (loss) per limited
partnership unit	$ 26.14	$ (6.89)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(3,053)
Buildings and land	772
Accumulated depreciation	(4,447)
Syndication fees	3,111
Other	207
Net liabilities - tax basis	$(3,410)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $294,000 and $266,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $262,000 and $217,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $141,000 and $72,000, respectively. At December 31, 2005, the Partnership owed approximately $30,000 for accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in hurricane cleanup and repairs at Signal Pointe Apartments as well as operations at both of the Partnership’s properties. During the years ended December 31, 2005 and 2004 the Corporate General Partner advanced the Partnership approximately $308,000 and $510,000 to pay real estate taxes at Parktown Townhouse and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. The Partnership made payments on these advances of approximately $344,000 and $844,000 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 the indebtedness to the Corporate General Partner is approximately $478,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.  Interest on advances is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for these loans was approximately $57,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively.  Subsequent to December 31, 2005 the Corporate General Partner advanced approximately $7,000 to the Partnership to pay operation related costs at Parktown Townhouses and the Partnership repaid approximately $175,000 in advances and accrued interest.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2005, the level of return to the limited partners has not been met. As of December 31, 2005, these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.50 limited partnership units (the "Units") in the Partnership representing 77.17% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Parktown Townhouses	$ 6,770	$ 1,095	$ 5,329	$ 9,544
Signal Pointe Apartments	7,705	535	8,062	6,199

Totals	$14,475	$ 1,630	$13,391	$15,743

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Parktown Townhouses	$ 1,095	$14,873	$15,968	$ 8,290	1969	03/01/81	5-35
Signal Pointe
Apartments	535	14,261	14,796	10,701	1970	06/30/81	5-37

Totals	$ 1,630	$29,134	$30,764	$18,991

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$29,752	$28,729
Property improvements	1,476	1,235
Disposals of property	(464)	(212)
Balance at end of year	$30,764	$29,752

Accumulated Depreciation
Balance at beginning of year	$18,022	$17,074
Additions charged to expense	1,104	1,081
Disposals of property	(135)	(133)
Balance at end of year	$18,991	$18,022

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004, is approximately $31,536,000 and $30,291,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $23,438,000 and $22,572,000, respectively.

Note F - Casualty Events

During August and September 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne.  The property incurred damages from Hurricane Charlie of approximately $196,000.  During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000 related to Hurricane Charlie.  This resulted in the recognition of a casualty gain of approximately $95,000.  The property incurred damages from Hurricanes Frances and Jeanne of approximately $245,000, which were not covered by insurance proceeds.  During the year ended December 31, 2004, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write-off of undepreciated damaged assets.  The loss is included in operating expenses on the accompanying statement of operations. During the year ended December 31, 2005 the Partnership revised the damages to the building to approximately $773,000. During the year ended December 31, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional undepreciated damaged assets of approximately $53,000 which resulted in a casualty gain of approximately $74,000.

During the fourth quarter of 2004, the Partnership revised its estimate of clean up costs from the three hurricanes to approximately $312,000, which were not expected to be covered by insurance proceeds. These costs were accrued at December 31, 2004. During the year ended December 31, 2005, the Partnership obtained final details on the costs incurred and revised the clean up costs to approximately $45,000. As a result, the Partnership reduced the accrual for these costs by approximately $247,000, which is included in operating expenses, for the year ended December 31, 2005.

During October 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damage from a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off undepreciated damaged assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred approximately $309,000 in damages from a fire. The Partnership received insurance proceeds of approximately $192,000 during the year ended December 31, 2005, and wrote off undepreciated damaged assets of approximately $267,000. The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received during 2006.  In addition to building damages, the Partnership incurred clean up and emergency costs from the fire of approximately $59,000, which were not covered by insurance proceeds.  These costs are included in operating expenses.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire. Subsequent to December 31, 2005, the Partnership received approximately $32,000 in insurance proceeds to repair the damaged units.  The Partnership did not recognize a loss related to this casualty as additional insurance proceeds are expected to be received during 2006.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

Entity	Number of Units	Percentage

Cooper River Properties, LLC	1,958.5	7.12%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	9,128.0	33.19%
(an affiliate of AIMCO)
AIMCO Properties, LP	10,136.0	36.86%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement. AIMCO Properties, LP, the other general partner, has acquired 10,136 units as the result of one or more tender offers.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $294,000 and $266,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership  for reimbursement of accountable administrative expenses amounting to approximately $262,000 and $266,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $141,000 and $72,000, respectively. At December 31, 2005, the Partnership owed approximately $30,000 for accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in hurricane cleanup and repairs at Signal Pointe Apartments as well as operations at both of the Partnership’s properties. During the years ended December 31, 2005 and 2004, the Corporate General Partner advanced the Partnership approximately $308,000 and $510,000 to pay real estate taxes at Parktown Townhouse and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. The Partnership made payments on these advances of approximately $344,000 and $844,000 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 the indebtedness to the Corporate General Partner is approximately $478,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.  Interest on advances is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense for these loans was approximately $57,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively.  Subsequent to December 31, 2005 the Corporate General Partner advanced approximately $7,000 to the Partnership to pay operation related costs at Parktown Townhouses and the Partnership repaid approximately $175,000 in advances and accrued interest.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2005, the level of return to the limited partners has not been met. As of December 31, 2005, these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.50 limited partnership units (the "Units") in the Partnership representing 77.17% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $36,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $10,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March xx, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March xx, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March xx, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March xx, 2006
Stephen B. Waters

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

(iii)

Contracts related to refinancing of debt:

(g)

Multifamily note dated December 15, 2000 , by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments.**

(i)

Multifamily note dated December 15, 2000 , by and between Registrant and Reilly Mortgage Group, Inc., for Signal Pointe Apartments.**

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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Shelter Properties II;

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

Date:  March xx, 2006

/s/Martha L. Long

Martha L. Long

Senior Vice President of Shelter Realty II Corporation, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Shelter Properties II;

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

Date:  March xx, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties II (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March xx, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March xx, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.