Form 10QSB
period 2006-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2006-05-15
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 233
Receivables and deposits		134
Restricted escrow		26
Other assets		709
Investment properties:
Land	$ 1,630
Buildings and related personal property	29,512
	31,142
Less accumulated depreciation	(19,261)	11,881

		$ 12,983
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 429
Tenant security deposit liabilities		125
Accrued property taxes		122
Other liabilities		250
Due to affiliates (Note C)		490
Mortgage notes payable		14,340

Partners' Deficit
General partners	$ (77)
Limited partners (27,500 units issued and
outstanding)	(2,696)	(2,773)

		$ 12,983

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 1,440	$ 1,300
Other income	151	127
Casualty gain (Note D)	61	--
Total revenues	1,652	1,427

Expenses:
Operating	667	392
General and administrative	51	42
Depreciation	280	277
Interest	262	289
Property tax	112	109
Total expenses	1,372	1,109

Net income	$ 280	$ 318

Net income allocated to general partners (1%)	$ 3	$ 3
Net income allocated to limited partners (99%)	277	315

	$ 280	$ 318

Net income per limited partnership unit	$ 10.07	$ 11.45

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2005	27,500	$ (80)	$(2,973)	$(3,053)

Net income for the three months
ended March 31, 2006	--	3	277	280

Partners' deficit at
March 31, 2006	27,500	$ (77)	$(2,696)	$(2,773)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 280	$ 318
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	280	277
Amortization of loan costs	6	6
Casualty (gain) loss	(61)	39
Change in accounts:
Receivables and deposits	(8)	(15)
Other assets	(192)	(69)
Accounts payable	177	(29)
Tenant security deposit liabilities	6	(3)
Accrued property taxes	(177)	(139)
Due to affiliates	34	18
Other liabilities	(22)	(234)
Net cash provided by operating activities	323	169

Cash flows from investing activities:
Property improvements and replacements	(258)	(465)
Net withdrawals from restricted escrows	9	232
Insurance proceeds received	98	--
Net cash used in investing activities	(151)	(233)

Cash flows from financing activities:
Payments on mortgage notes payable	(135)	(125)
Advances from affiliate	7	308
Repayments of advances from affiliate	(164)	--
Net cash (used in) provided by financing activities	(292)	183

Net (decrease) increase in cash and cash equivalents	(120)	119

Cash and cash equivalents at beginning of period	353	94

Cash and cash equivalents at end of period	$ 233	$ 213

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 272	$ 270

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 107	$ --

Property improvements and replacements adjustment -
casualty event (Note D)	$ 44	$ --

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $14,000 and $51,000, respectively, of improvements, which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash provided by operations", as defined in the Partnership Agreement. However, "Net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 323	$ 169
Payments on mortgage notes payable	(135)	(125)
Property improvements and replacements	(258)	(465)
Change in restricted escrows, net	9	232
Changes in reserves for net operating liabilities	182	471
Additional reserves	(121)	(282)
Net cash provided by operations	$ --	$ --

During the three months ended March 31, 2006 and 2005, the Corporate General Partner reserved approximately $121,000 and $282,000, respectively, to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $71,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $88,000 and $83,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $54,000 and $52,000, respectively. At March 31, 2006, the Partnership owed approximately $65,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the three months ended March 31, 2006 the Corporate General Partner advanced the Partnership approximately $7,000 to pay outstanding accounts payable at Parktown Townhouses. During the three months ended March 31, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouses and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the three months ended March 31, 2006, the Partnership paid approximately $175,000 in principle and accrued interest. Interest on advances is charged at the prime rate plus 2%, or 9.75% at March 31, 2006. Interest expense was approximately $10,000 and $13,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 the indebtedness to the Corporate General Partner is approximately $320,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2006, an affiliate of the Corporate General Partner advanced approximately $168,000 to fund capital improvements at Signal Pointe Apartments.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of March 31, 2006, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $97,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D - Casualty Events

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $32,000 and wrote off undepreciated damaged assets of approximately $7,000 resulting in a casualty gain of approximately $25,000. Subsequent to March 31, 2006, an additional gain of approximately $7,000 was recorded due to the receipt of additional insurance proceeds.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the three months ended March 31, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the three months ended March 31, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $44,000 of property improvements and replacements for the three months ended March 31, 2006. The receipt of the $51,000 was reflected as a reduction to operating expenses for the three months ended March 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Parktown Townhouses (1)
Deer Park, Texas	94%	88%
Signal Pointe Apartments
Winter Park, Florida	96%	96%

(1)

The Corporate General Partner attributes the increase in average occupancy at Parktown Townhouses to a more stable tenant base.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 and 2005 was approximately $280,000 and  $318,000, respectively.  The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues for the three months ended March 31, 2006 is due to an increase in rental and other income and the recognition of casualty gains in 2006.  Rental income increased due to an increase in occupancy at Parktown Townhouses and average rental rates at both of the Partnership’s properties offset slightly by an increase in bad debt expense at both of the Partnership’s properties. Other income increased due to increases in corporate unit rent, late charges, administrative fees, and application fees at Signal Pointe Apartments.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the three months ended March 31, 2005, the Partnership received insurance proceeds of approximately $32,000 and wrote off undepreciated damaged assets of approximately $7,000 resulting in a casualty gain of approximately $25,000. Subsequent to March 31, 2006, an additional gain of approximately $7,000 was recorded due to the receipt of additional insurance proceeds.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the three months ended March 31, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the three months ended March 31, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $44,000 of net property improvements and replacements for the three months ended March 31, 2006. The receipt of the $51,000 was reflected as a reduction to operating expenses for the three months ended March 31, 2006.

Total expenses increased for the three months ended March 31, 2006 due to increases in operating and general and administrative expenses partially offset by a decrease in interest expense.  Operating expense increased due to increases in advertising, property, administrative, and insurance expenses, partially offset by receipt of proceeds for emergency repairs and clean up costs at Parktown Townhouses (see above).  Advertising expense increased due to an increase in periodicals at Parktown Townhouses and an increase in web advertising and newspaper advertising at Signal Pointe Apartments.  Property expense increased due to increases in utilities and payroll and related benefits at Signal Pointe Apartments.  Administrative expenses increased due to increases in tenant application processing and resident eviction expenses at both investment properties.  Insurance expense increased due to an increase in the hazard and other insurance premiums at both investment properties.  Interest expense decreased due to decreases in interest expense on the mortgages encumbering the Partnership’s investment properties due to the payment of scheduled principal payments, which reduced the carrying balance of the mortgages, a decrease in interest on advances from an affiliate of the Corporate General Partner, and interest costs capitalized at both properties as a result of down units for casualty repairs.

General and administrative expenses increased for the three months ended March 31, 2006 due to an increase in the cost of services included in the management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $233,000 compared to approximately $213,000 at March 31, 2005.  Cash and cash equivalents decreased approximately $120,000 from December 31, 2005 due to approximately $292,000 and $151,000 of cash used in financing and investing activities, respectively, partially offset by approximately $323,000 of cash provided by operating activities.  Cash used by financing activities consisted of repayment of advances from an affiliate of the Corporate General Partner and payments of principal on the mortgages encumbering the Partnership’s properties slightly offset by advances from an affiliate of the Corporate General Partner.  Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows and insurance proceeds received.  The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $152,000 of capital improvements at Parktown Townhouses during the three months ended March 31, 2006, consisting primarily of floor covering replacements, water heaters and building improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $247,000 of capital improvements at Signal Pointe Apartments during the three months ended March 31, 2006, consisting primarily of building improvements, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty reconstruction are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,340,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.50 limited partnership units (the "Units") in the Partnership representing 77.17% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 15, 2006

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

(a)

Purchase Agreement dated December 31, 1980, between Hubris, Inc. and U.S. Shelter Corporation to purchase Parktown Townhouses.*

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.