Form 10QSB
period 2006-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2006-08-10
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 202
Receivables and deposits		210
Restricted escrow		26
Other assets		653
Investment properties:
Land	$ 1,630
Buildings and related personal property	29,836
	31,466
Less accumulated depreciation	(19,536)	11,930

		$ 13,021
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 69
Tenant security deposit liabilities		125
Accrued property taxes		243
Other liabilities		264
Due to affiliates (Note C)		659
Mortgage notes payable		14,204

Partners' Deficit
General partners	$ (75)
Limited partners (27,500 units issued and
outstanding)	(2,468)	(2,543)

		$ 13,021

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Six Months Ended
June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,479	$ 1,329	$ 2,919	$ 2,629
Other income	157	135	308	262
Casualty gains (Note D)	6	67	67	67
Total revenues	1,642	1,531	3,294	2,958

Expenses:
Operating	761	723	1,428	1,115
General and administrative	42	50	93	92
Depreciation	276	284	556	561
Interest	264	289	526	578
Property taxes	69	127	181	236
Total expenses	1,412	1,473	2,784	2,582

Net income	$ 230	$ 58	$ 510	$ 376

Net income allocated to general
partners (1%)	$ 2	$ 1	$ 5	$ 4
Net income allocated to limited
partners (99%)	228	57	505	372

	$ 230	$ 58	$ 510	$ 376

Net income per limited
partnership unit	$ 8.29	$ 2.07	$ 18.36	$ 13.53

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2005	27,500	$ (80)	$(2,973)	$(3,053)

Net income for the six months
ended June 30, 2006	--	5	505	510

Partners' deficit at
June 30, 2006	27,500	$ (75)	$(2,468)	$(2,543)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 510	$ 376
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	556	561
Casualty gain	(67)	(67)
Amortization of loan costs	12	12
Change in accounts:
Receivables and deposits	(84)	130
Other assets	(142)	(54)
Accounts payable	(107)	(55)
Tenant security deposit liabilities	6	2
Accrued property taxes	(56)	(13)
Due to affiliate	61	(6)
Other liabilities	(8)	(253)
Net cash provided by operating activities	681	633

Cash flows from investing activities:
Property improvements and replacements	(660)	(809)
Insurance proceeds received	105	322
Net withdrawals from (deposits to) restricted escrow	9	(46)
Net cash used in investing activities	(546)	(533)

Cash flows from financing activities:
Payments on mortgage notes payable	(271)	(251)
Advances from affiliate	174	308
Repayment of advances from affiliate	(189)	--
Net cash (used in) provided by financing
activities	(286)	57

Net (decrease) increase in cash and cash equivalents	(151)	157

Cash and cash equivalents at beginning of period	353	94

Cash and cash equivalents at end of period	$ 202	$ 251

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 539	$ 537
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 31	$ 67
Property improvements and replacements adjustments -
casualty event (Note D)	$ 44	$ --

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 is approximately $14,000 and $51,000, respectively, of improvements, which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Certain 2005 balances have been reclassified to conform with the 2006 presentation.

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

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 681	$ 633
Payments on mortgage notes payable	(271)	(251)
Property improvements and replacements	(660)	(809)
Change in restricted escrow, net	9	(46)
Changes in reserves for net operating liabilities	330	249
Additional reserves	(89)	--
Net cash used in operations	$ --	$ (224)

During the six months ended June 30, 2006, the Corporate General Partner reserved approximately $89,000, to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $159,000 and $142,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $155,000 and $159,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $96,000 and $98,000, respectively. At June 30, 2006, the Partnership owed approximately $91,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the six months ended June 30, 2006 the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at Parktown Townhouses and Signal Pointe Apartments. During the six months ended June 30, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouses and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the six months ended June 30, 2006, the Partnership paid approximately $210,000 in advances and accrued interest. There were no payments made during the six months ended June 30, 2005. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2006. Interest expense was approximately $21,000 and $30,000 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 the indebtedness to the Corporate General Partner is approximately $463,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of June 30, 2006, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $122,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D - Casualty Events

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the six months ended June 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the six months ended June 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $44,000 of property improvements and replacements for the six months ended June 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expenses for the six months ended June 30, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Parktown Townhouses (1)
Deer Park, Texas	94%	89%
Signal Pointe Apartments
Winter Park, Florida	95%	97%

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30 2006 was approximately $230,000 and $510,000, respectively, compared to net income of approximately $58,000 and $376,000 for the corresponding periods in 2005.  The increase in net income for the three months ended June 30, 2006, is due to an increase in total revenues and a decrease in total expenses.  The increase in net income for the six months ended June 30, 2006, is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues for both periods increased due to an increase in rental income and other income.  Rental income increased due to an increase in occupancy at Parktown Townhouses and an increase in the average rental rate at both investment properties.  Other income increased due to increases in utility reimbursements, cleaning and damage fees and late charges at both investment properties.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the six months ended June 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the six months ended June 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $44,000 of net property improvements and replacements for the six months ended June 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expenses for the six months ended June 30, 2006.

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

Total expenses decreased for the three months ended June 30, 2006 due to decreases in interest and property tax expenses partially offset by an increase in operating expense.  Total expenses increased for the six months ended June 30, 2006 due to an increase in operating expense partially offset by decreases in interest and property tax expenses.  Operating expenses increased for the three months ended June 30, 2006 and 2005 due to increases in administrative and insurance expenses partially offset by a decrease in maintenance expenses.  Operating expenses increased for the six months ended June 30, 2006 due to increases in advertising, administrative, management fees, and insurance expenses, and an adjustment of the accrual for hurricane clean up costs during the six months ended June 30, 2005 (see above) partially offset by a decrease in maintenance expenses and by receipt of proceeds for emergency repairs and clean up costs at Parktown Townhouses (see above).  Advertising expense increased for the six month period due to an increase in web advertising at both investment properties partially offset by a decrease in periodicals at Signal Pointe Apartments.  Administrative expenses increased due to increases in tenant application processing, resident eviction, and employee training expenses at both investment properties.  Management fees increased at both properties due to an increase in rental income. Insurance expense increased due to an increase in the hazard and other insurance premiums at both investment properties.  Maintenance expense decreased due to a decrease in contract services at both investment properties.  Depreciation expense remained comparable for both periods. Interest expense decreased for the three and six months ended June 30, 2006 due to decreases in interest expense on the mortgages encumbering the Partnership’s investment properties due to the payment of scheduled principal payments, which reduced the carrying balance of the mortgages, a decrease in interest on advances from an affiliate of the Corporate General Partner, and interest costs capitalized at Parktown Townhomes as a result of down units for foundation work. Property tax expense decreased for the three and six months ended June 30, 2006 due to a refund received at Parktown Townhouses.

Included in general and administrative expense for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $202,000 compared to approximately $251,000 at June 30, 2005.  Cash and cash equivalents decreased approximately $151,000 from December 31, 2005 due to approximately $546,000 and $286,000 of cash used in investing and financing activities, respectively, partially offset by approximately $681,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows and insurance proceeds received.  Cash used in financing activities consisted of repayment of advances from an affiliate of the Corporate General Partner and payments of principal on the mortgages encumbering the Partnership’s investment properties partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $221,000 of capital improvements at Parktown Townhouses during the six months ended June 30, 2006, consisting primarily of building improvements and water heater, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $504,000 of capital improvements at Signal Pointe Apartments during the six months ended June 30, 2006, consisting primarily of building improvements, casualty repairs, vinyl siding, exterior painting, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty reconstruction are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,204,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,222.50 limited partnership units (the "Units") in the Partnership representing 77.17% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.