Form 10QSB
period 2006-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2006-11-13
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 261
Receivables and deposits		160
Restricted escrow		26
Other assets		577
Investment properties:
Land	$ 1,630
Buildings and related personal property	30,063
	31,693
Less accumulated depreciation	(19,813)	11,880

		$ 12,904
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 67
Tenant security deposit liabilities		130
Accrued property taxes		322
Other liabilities		257
Due to affiliates (Note C)		382
Mortgage notes payable		14,065

Partners' Deficit
General partners	$ (73)
Limited partners (27,500 units issued and
outstanding)	(2,246)	(2,319)

		$ 12,904

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Nine Months Ended
September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 1,496	$ 1,332	$ 4,415	$ 3,961
Other income	158	148	466	410
Casualty gains (Note D)	--	41	67	108
Total revenues	1,654	1,521	4,948	4,479

Expenses:
Operating	783	633	2,211	1,748
General and administrative	43	43	136	135
Depreciation	277	286	833	847
Interest	254	276	780	854
Property taxes	73	114	254	350
Total expenses	1,430	1,352	4,214	3,934

Net income	$ 224	$ 169	$ 734	$ 545

Net income allocated to
general partners (1%)	$ 2	$ 2	$ 7	$ 5
Net income allocated to
limited partners (99%)	222	167	727	540

	$ 224	$ 169	$ 734	$ 545
Net income per limited partnership
unit	$ 8.08	$ 6.07	$ 26.44	$ 19.64

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2005	27,500	$ (80)	$(2,973)	$(3,053)

Net income for the nine months
ended September 30, 2006	--	7	727	734

Partners' deficit at
September 30, 2006	27,500	$ (73)	$(2,246)	$(2,319)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows used in operating activities:
Net income	$ 734	$ 545
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	833	847
Casualty gain	(67)	(108)
Amortization of loan costs	18	17
Change in accounts:
Receivables and deposits	(34)	147
Other assets	(72)	(22)
Accounts payable	(108)	(25)
Tenant security deposit liabilities	11	(1)
Accrued property taxes	23	105
Due to affiliates	90	(35)
Other liabilities	(15)	(348)
Net cash provided by operating activities	1,413	1,122

Cash flows from investing activities:
Property improvements and replacements	(888)	(1,029)
Insurance proceeds received	105	362
Net withdrawals from restricted escrows	9	95
Net cash used in investing activities	(774)	(572)

Cash flows from financing activities:
Payments on mortgage notes payable	(410)	(404)
Advances from affiliate	174	308
Repayment of advances from affiliate	(495)	(306)
Net cash used in financing activities	(731)	(402)

Net (decrease) increase in cash and cash equivalents	(92)	148

Cash and cash equivalents at beginning of period	353	94
Cash and cash equivalents at end of period	$ 261	$ 242

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 808	$ 892
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 30	$ --
Property improvements and replacements adjustment for
casualty event (Note D)	$ 48	$ --

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 is approximately $14,000 and $51,000, respectively, of improvements, which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 1,413	$ 1,122
Payments on mortgage notes payable	(410)	(404)
Property improvements and replacements	(888)	(1,029)
Change in restricted escrows, net	9	95
Changes in reserves for net operating liabilities	105	179
Additional reserves	(229)	--
Net cash used in operations	$ --	$ (37)

During the nine months ended September 30, 2006, the Corporate General Partner reserved approximately $229,000, to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $240,000 and $215,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $190,000 and $210,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $101,000 and $119,000, respectively. At September 30, 2006, the Partnership owed approximately $124,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the nine months ended September 30, 2006 the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at Parktown Townhouses and Signal Pointe Apartments. During the nine months ended September 30, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouses and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the nine months ended September 30, 2006 and 2005, the Partnership paid approximately $530,000 and $350,000 in advances and accrued interest, respectively. Interest on advances is charged at the prime rate plus 2%, or 10.25% at September 30, 2006. Interest expense was approximately $31,000 and $45,000 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 the indebtedness to the Corporate General Partner is approximately $153,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of September 30, 2006, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $126,000 and $76,000, respectively for hazard insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the nine months ended September 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the nine months ended September 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of property improvements and replacements for the nine months ended September 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expenses for the nine months ended September 30, 2006.

During August and September 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne.  In 2004, the property estimated damages to the building from all three hurricanes of approximately $441,000.  The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004.  During the nine months ended September 30, 2005, the Partnership revised the estimated damages to the building to approximately $753,000.  During the nine months ended September 30, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional net assets of approximately $52,000 which resulted in a casualty gain of approximately $74,000.

In addition to building damages, the Partnership estimated clean up costs from the three hurricanes of approximately $312,000, which were not covered by insurance proceeds.  These costs were accrued at December 31, 2004.  During the nine months ended September 30, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $45,000.  As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Parktown Townhouses (1)
Deer Park, Texas	93%	89%
Signal Pointe Apartments
Winter Park, Florida	95%	97%

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $224,000 and $734,000, respectively, compared to net income of approximately $169,000 and $545,000 for the corresponding periods in 2005.  The increase in net income for the three and nine months ended September 30, 2006, is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues for both periods increased due to an increase in rental income and other income partially offset by a decrease in casualty gains.  Rental income increased due to an increase in occupancy at Parktown Townhouses and an increase in the average rental rate at both investment properties.  Other income increased due to increases in utility reimbursements and cleaning and damage fees at both investment properties.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the nine months ended September 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the nine months ended September 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of net property improvements and replacements for the nine months ended September 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expenses for the nine months ended September 30, 2006.

During August and September 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne.  In 2004, the property estimated damages to the building from all three hurricanes of approximately $441,000.  The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004.  During the nine months ended September 30, 2005, the Partnership revised the estimated damages to the building to approximately $753,000.  During the nine months ended September 30, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional net assets of approximately $52,000 that resulted in a casualty gain of approximately $74,000.

In addition to building damages, the Partnership estimated clean up costs from the three hurricanes of approximately $312,000, which were not covered by insurance proceeds.  These costs were accrued at December 31, 2004.  During the nine months ended September 30, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $45,000.  As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses.

During October 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damage from a fire.  During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off net assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

Total expenses increased for the three and nine months ended September 30, 2006 due to an increase in operating expense partially offset by decreases in interest depreciation, and property tax expenses.  Operating expenses increased for the three months ended September 30, 2006 due to increases administrative, management fees, insurance, and maintenance expenses.  Operating expenses increased for the nine months ended September 30, 2006 due to increases in advertising, administrative, management fees, and insurance expenses, and an adjustment of the accrual for hurricane clean up costs during the nine months ended September 30, 2005 (see above) partially offset by receipt of proceeds for emergency repairs and clean up costs at Parktown Townhouses (see above).  Advertising expense increased for the nine month period due to an increase in web advertising at both investment properties partially offset by a decrease in periodicals at Signal Pointe Apartments.  Administrative expenses increased for both periods due to increases in tenant application processing, resident eviction, and employee training expenses at both investment properties.  Management fees increased for both periods due to an increase in rental income at both properties. Insurance expense increased for both periods due to an increase in the hazard and other insurance premiums at both investment properties.  Maintenance expense increased for the three month period due to an increase in contract labor and services at both investment properties.  Depreciation expense decreased due to assets becoming fully depreciated at Parktown Townhouses partially offset by assets placed in service at both investment properties over the past twelve months. Interest expense decreased for the three and nine months ended September 30, 2006 due to decreases in interest expense on the mortgages encumbering the Partnership’s investment properties due to the payment of scheduled principal payments, which reduced the carrying balance of the mortgages, a decrease in interest on advances from an affiliate of the Corporate General Partner, and interest costs capitalized at Parktown Townhomes as a result of down units for foundation work. Property tax expense decreased for the three months ended September 30, 2006 due to a decrease in the assessed value of Parktown Townhouses.  Property tax expense decreased for the nine months ended September 30, 2006 due to a refund received at Parktown Townhouses and to a decrease in the assessed value of Parktown Townhouses.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $261,000 compared to approximately $242,000 at September 30, 2005.  Cash and cash equivalents decreased approximately $92,000 from December 31, 2005 due to approximately $774,000 and $731,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,413,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows and insurance proceeds received.  Cash used in financing activities consisted of repayment of advances from an affiliate of the Corporate General Partner and payments of principal on the mortgages encumbering the Partnership’s investment properties partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $324,000 of capital improvements at Parktown Townhouses during the nine months ended September 30, 2006, consisting primarily of roof replacement, building improvements, office computers, casualty repairs, and water heater, appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $628,000 of capital improvements at Signal Pointe Apartments during the nine months ended September 30, 2006, consisting primarily of balcony enhancements, office computers, building improvements, casualty repairs, vinyl siding, exterior painting, and air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty reconstruction are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $14,065,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,232.50 limited partnership units (the "Units") in the Partnership representing 77.21% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et. al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.