Form 10KSB
period 2006-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2007-03-23
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,569,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Parktown
Townhouses	$16,409	$ 8,820	5-35 yrs	S/L	$5,033
Signal Pointe
Apartments	15,798	11,276	5-37 yrs	S/L	3,433
Totals	$32,207	$20,096			$8,466

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2006	Rate (1)	Amortized	Date	Maturity
	(in thousands)
Parktown
Townhouses	$ 6,513	7.21%	20 yrs	01/01/21	$ --

Signal Pointe
Apartments	7,411	7.22%	20 yrs	01/01/21	--

Total	$13,924				$ --

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to repay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates per unit and occupancy for 2006 and 2005 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)

Properties	2006	2005	2006	2005

Parktown Townhouses (1)	$ 9,512	$ 8,978	93%	90%
Signal Pointe Apartments (2)	9,365	8,261	93%	97%

(1)

The Corporate General Partner attributes the increase in average occupancy at Parktown Townhouses to an improved customer service and competitive pricing.

(2)

The Corporate General Partner attributes the decrease in average occupancy at Signal Pointe Apartments to increased competition.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate (1)
	(in thousands)

Parktown Townhouses	$255	3.17%
Signal Pointe Apartments	216	1.55%

(1)

The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During the year ended December 31, 2006, the Partnership completed approximately $441,000 of capital improvements at Parktown Townhouses consisting primarily of roof replacement, building improvements, office computers, casualty repairs, structural upgrades, counter tops, and water heater, appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,025,000 of capital improvements at Signal Pointe Apartments consisting primarily of balcony enhancements, building improvements, balcony replacements, fencing, casualty repairs, vinyl siding, pool upgrades, laundry room improvements, exterior painting, and air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United   States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units (the “Units”) aggregating $27,400,000. An additional 100 Units were purchased by the Corporate General Partner. The Partnership had 669 holders of record owning an aggregate of 27,500 Units at December 31, 2006.  Affiliates of the Corporate General Partner owned 21,232.50 Units or 77.21% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made by the Partnership during the years ended December 31, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2006, there can be no assurance, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2007 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,232.50 Units in the Partnership representing 77.21% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2006 and 2005 and was approximately $800,000 and $724,000, respectively.  The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental income and other income partially offset by a decrease in casualty gains.  Rental income increased due to an increase in occupancy at Parktown Townhouses and an increase in the average rental rate at both investment properties partially offset by a decrease in occupancy at Signal Point Apartments.  Other income increased due to increases in utility reimbursements and cleaning and damage fees at both investment properties.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the year ended December 31, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the year ended December 31, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of net property improvements and replacements for the year ended December 31, 2006. The receipt of the $51,000 for emergency repairs and clean up costs was reflected as a reduction to operating expenses for the year ended December 31, 2006.

During August and September 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne.  In 2004, the property estimated damages to the building from all three hurricanes of approximately $441,000.  The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004.  During the year ended December 31, 2005, the Partnership revised the estimated damages to the building to approximately $773,000.  During the year ended December 31, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional net assets of approximately $52,000 that resulted in a casualty gain of approximately $74,000.

In addition to building damages, the Partnership estimated clean up costs from the three hurricanes of approximately $312,000, which were not covered by insurance proceeds.  These costs were accrued at December 31, 2004.  During the year ended December 31, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $45,000.  As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses.

During October 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damage from a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $44,000 and wrote off undepreciated damaged assets of approximately $10,000 resulting in a casualty gain of approximately $34,000.

Total expenses increased for the year ended December 31, 2006 due to an increase in operating and depreciation expenses partially offset by decreases in interest and property tax expenses.  Operating expenses increased due to increases in advertising, administrative, insurance and maintenance expenses, and an adjustment of the accrual for hurricane clean up costs during the year ended December 31, 2005 (see above) partially offset by receipt of proceeds for emergency repairs and clean up costs at Parktown Townhouses (see above).  Advertising expense increased due to an increase in web advertising at both investment properties partially offset by a decrease in periodicals at Signal Pointe Apartments and a decrease in referral fees at Parktown Townhouses.  Administrative expenses increased due to increases in tenant application processing and employee training expenses at both investment properties and due to an increase in ad valorem tax service at Parktown Townhouses.  Insurance expense increased due to an increase in the hazard and other insurance premiums at both investment properties.  Maintenance expense increased due to an increase in contract labor and services at Signal Point Apartments.  Depreciation expense increased due to assets placed in service at both investment properties over the past twelve months partially offset by assets becoming fully depreciated at Parktown Townhouses. Interest expense decreased due to decreases in interest expense on the mortgages encumbering the Partnership’s investment properties due to the payment of scheduled principal payments, which reduced the carrying balance of the mortgages, a decrease in interest on advances from an affiliate of the Corporate General Partner, and an increase in the interest costs capitalized at Parktown Townhomes as a result of down units for foundation work. Property tax expense decreased due to a refund received at Parktown Townhouses and to a decrease in the assessed value of Parktown Townhouses partially offset by an increase in the assessed value of Signal Point Apartments.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $218,000 compared to approximately $353,000 at December 31, 2005.  Cash and cash equivalents decreased approximately $135,000 due to approximately $1,148,000 and $929,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,942,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows and insurance proceeds received.  Cash used in financing activities consisted of repayment of advances from an affiliate of the Corporate General Partner and payments of principal on the mortgages encumbering the Partnership’s investment properties partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as insurance proceeds, replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $13,924,000 is amortized over 240 months with maturity dates of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made by the Partnership during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2006, there can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,232.50 limited partnership units (the “Units”) in the Partnership representing 77.21% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and constructions projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties II

We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

SHELTER PROPERTIES II

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 218
Receivables and deposits		146
Restricted escrows		26
Other assets		487
Investment properties (Notes B, E, and F):
Land	$ 1,630
Buildings and related personal property	30,577
	32,207
Less accumulated depreciation	(20,096)	12,111
		$ 12,988

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 276
Tenant security deposits payable		120
Accrued property taxes		256
Due to affiliates (Note D)		360
Other liabilities		305
Mortgage notes payable (Note B)		13,924

Partners' Deficit
General partners	$ (72)
Limited partners (27,500 units issued and
outstanding)	(2,181)	(2,253)
		$ 12,988

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 5,864	$ 5,362
Other income	638	548
Casualty gains (Note F)	67	108
Total revenues	6,569	6,018

Expenses:
Operating	3,039	2,448
General and administrative	186	178
Depreciation	1,116	1,104
Interest	1,026	1,117
Property taxes	402	447
Total expenses	5,769	5,294

Net income (Note C)	$ 800	$ 724

Net income allocated to general partners (1%)	$ 8	$ 7
Net income allocated to limited partners (99%)	792	717
	$ 800	$ 724

Net income per limited partnership unit	$ 28.80	$ 26.07

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2004	27,500	$ (87)	$(3,690)	$(3,777)

Net income for the year ended
December 31, 2005	--	7	717	724

Partners' deficit at
December 31, 2005	27,500	(80)	(2,973)	(3,053)

Net income for the year ended
December 31, 2006	--	8	792	800

Partners' deficit at
December 31, 2006	27,500	$ (72)	$(2,181)	$(2,253)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 800	$ 724
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,116	1,104
Amortization of loan costs	24	24
Casualty gains	(67)	(108)
Change in accounts:
Receivables and deposits	(20)	157
Other assets	12	17
Accounts payable	(39)	100
Tenant security deposits payable	1	--
Accrued property taxes	(43)	51
Due to affiliates	125	(4)
Other liabilities	33	(330)
Net cash provided by operating activities	1,942	1,735

Cash flows from investing activities:
Property improvements and replacements	(1,262)	(1,513)
Net withdrawals from restricted escrows	9	223
Insurance proceeds received	105	362
Net cash used in investing activities	(1,148)	(928)

Cash flows from financing activities:
Payments on mortgage notes payable	(551)	(512)
Advances from affiliates	174	308
Repayment of advances from affiliates	(552)	(344)
Net cash used in financing activities	(929)	(548)

Net (decrease) increase in cash and cash equivalents	(135)	259
Cash and cash equivalents at beginning of year	353	94
Cash and cash equivalents at end of year	$ 218	$ 353

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,001	$ 1,098

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 170	$ 14
Property improvements and replacements adjustment for
casualty event (Note F)	$ 48	$ --

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

	Years Ended December 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 1,942	$ 1,735
Property improvements and replacements	(1,262)	(1,513)
Payments on mortgage notes payable	(551)	(512)
Changes in reserves for net operating liabilities	(69)	9
Changes in restricted escrows, net	9	223
Additional reserves	(69)	--
Net cash used in operations	$ --	$ (58)

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Net income as shown in the statements of operations and changes in partners' deficit for 2006 and 2005 was allocated 99% to the limited partners and 1% to the general partners.  Net income per limited partnership unit for 2006 and 2005 was computed as 99% of net income divided by 27,500 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long-term debt at the Partnership’s incremental borrowing rate is approximately $14,859,000.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash used in operations. Per the Partnership Agreement, the general partners designated as other reserves an amount equal to the net liabilities related to the operations of the apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was a decrease of approximately $69,000 in 2006 and an increase of $9,000 in 2005. These amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits, accrued taxes, due to affiliates, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $195,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs: Loan costs of approximately $475,000, less accumulated amortization of approximately $141,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $24,000 for each of the years ended December 31, 2006 and 2005 and is included in interest expense. Amortization expense is expected to be approximately $24,000 for each of the years 2007 through 2011.

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

Investment Properties:  Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $64,000 and $26,000, property taxes of approximately $18,000 and $10,000, and operating costs of $9,000 and $8,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $158,000 and $136,000 for the years ended December 31, 2006 and 2005, respectively.

Recent Accounting Pronouncement:  In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due at
	2006	Interest	Rate	Date	Maturity
	(in thousands)
Properties
Parktown Townhouses
1st mortgage	$ 6,513	$ 61	7.21%	01/01/21	$ --
Signal Pointe Apartments
1st mortgage	7,411	70	7.22%	01/01/21	--

Total	$13,924	$ 131			$ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 592
2008	636
2009	684
2010	735
2011	789
Thereafter	10,488
$13,924

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):

	2006	2005

Net income as reported	$ 800	$ 724
Add (deduct):
Depreciation differences	96	238
Change in prepaid rental	16	15
Casualty	(68)	(203)
Other	55	(48)

Federal taxable income	$ 899	$ 726

Federal taxable income per limited

partnership unit	$ 32.37	$ 26.14

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(2,253)
Buildings and land	717
Accumulated depreciation	(4,362)
Syndication fees	3,111
Other	276
Net liabilities - tax basis	$(2,511)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $320,000 and $294,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the accompanying statements of operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $252,000 and $262,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $133,000 and $141,000, respectively. At December 31, 2006, the Partnership owed approximately $158,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the year ended December 31, 2006 the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at Parktown Townhouses and Signal Pointe Apartments. During the year ended December 31, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouses and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the years ended December 31, 2006 and 2005, the Partnership paid approximately $590,000 and $403,000 in advances and accrued interest, respectively. Interest on advances is charged at the prime rate plus 2%, or 10.25% at December 31, 2006. Interest expense was approximately $35,000 and $57,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 the indebtedness to the Corporate General Partner is approximately $97,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.  Subsequent to December 31, 2006, the Corporate General Partner advanced approximately $298,000 to the Partnership to pay real estate taxes at Parktown Townhouses and operating expenses at both of the Partnership’s properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2006, the level of return to the limited partners has not been met. As of December 31, 2006, these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $126,000 and $76,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,232.50 limited partnership units (the "Units") in the Partnership representing 77.21% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Parktown Townhouses	$ 6,513	$ 1,095	$ 5,329	$ 9,985
Signal Pointe Apartments	7,411	535	8,062	7,201

Totals	$13,924	$ 1,630	$13,391	$17,186

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Parktown Townhouses	$ 1,095	$15,314	$16,409	$ 8,820	1969	03/01/81	5-35
Signal Pointe
Apartments	535	15,263	15,798	11,276	1970	06/30/81	5-37

Totals	$ 1,630	$30,577	$32,207	$20,096

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$30,764	$29,752
Property improvements	1,466	1,476
Disposals of property	(23)	(464)
Balance at end of year	$32,207	$30,764

Accumulated Depreciation
Balance at beginning of year	$18,991	$18,022
Additions charged to expense	1,116	1,104
Disposals of property	(11)	(135)
Balance at end of year	$20,096	$18,991

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005, is approximately $32,924,000 and $31,536,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $24,458,000 and $23,438,000, respectively.

Note F - Casualty Events

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the year ended December 31, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the year ended December 31, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of property improvements and replacements for the year ended December 31, 2006. The receipt of the $51,000 for emergency repairs and clean up costs was reflected as a reduction to operating expenses for the year ended December 31, 2006.

During August and September 2004, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred damages from Hurricanes Charlie, Frances and Jeanne.  In 2004, the property estimated damages to the building from all three hurricanes of approximately $441,000.  The Partnership received insurance proceeds of approximately $131,000 and wrote off damaged assets of approximately $36,000, which resulted in the recognition of a casualty gain of approximately $95,000 during 2004.  During the year ended December 31, 2005, the Partnership revised the estimated damages to the building to approximately $773,000.  During the year ended December 31, 2005, the Partnership received additional insurance proceeds of approximately $126,000 and wrote off additional net assets of approximately $52,000 which resulted in a casualty gain of approximately $74,000.

In addition to building damages, the Partnership estimated clean up costs from the three hurricanes of approximately $312,000, which were not covered by insurance proceeds.  These costs were accrued at December 31, 2004.  During the year ended December 31, 2005, the Partnership obtained additional details on the costs to be incurred and revised the estimates for clean up costs to approximately $45,000.  As a result, the Partnership reduced the accrual for these costs by approximately $267,000, which is included in operating expenses.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United   States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters and Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act

Shelter Properties II (the "Partnership" or "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the directors and officers of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

Entity	Number of Units	Percentage

Cooper River Properties, LLC	1,958.5	7.12%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	9,128.0	33.19%
(an affiliate of AIMCO)
AIMCO Properties, LP	10,146.0	36.90%
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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $320,000 and $294,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the accompanying statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $252,000 and $262,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $133,000 and $141,000, respectively. At December 31, 2006, the Partnership owed approximately $158,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the year ended December 31, 2006 the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at Parktown Townhouses and Signal Pointe Apartments. During the year ended December 31, 2005 the Corporate General Partner advanced the Partnership approximately $308,000 to pay real estate taxes at Parktown Townhouses and for accounts payable resulting from the hurricane damage to Signal Pointe Apartments in 2004. During the years ended December 31, 2006 and 2005, the Partnership paid approximately $590,000 and $403,000 in advances and accrued interest, respectively. Interest on advances is charged at the prime rate plus 2%, or 10.25% at December 31, 2006. Interest expense was approximately $35,000 and $57,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31 2006 the indebtedness to the Corporate General Partner is approximately $97,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2006, the Corporate General Partner advanced approximately $298,000 to the Partnership to pay real estate taxes at Parktown Townhouses and operating expenses at both of the Partnership’s properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2006, the level of return to the limited partners has not been met. As of December 31, 2006, these obligations were included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $126,000 and $76,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,232.50 limited partnership units (the "Units") in the Partnership representing 77.21% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $35,000 for 2006 and 2005, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties II (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.