Form 10QSB
period 2007-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2007-05-14
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 179
Receivables and deposits		196
Restricted escrow		26
Other assets		674
Investment properties:
Land	$ 1,630
Buildings and related personal property	31,075
	32,705
Less accumulated depreciation	(20,373)	12,332

		$ 13,407
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 511
Tenant security deposit liabilities		140
Accrued property taxes		122
Other liabilities		289
Due to affiliates (Note C)		705
Mortgage notes payable		13,780

Partners' Deficit
General partners	$ (71)
Limited partners (27,500 units issued and
outstanding)	(2,069)	(2,140)

		$ 13,407

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,439	$ 1,440
Other income	163	151
Casualty gain (Note D)	--	61
Total revenues	1,602	1,652

Expenses:
Operating	800	667
General and administrative	50	51
Depreciation	277	280
Interest	243	262
Property tax	119	112
Total expenses	1,489	1,372

Net income	$ 113	$ 280

Net income allocated to general partners (1%)	$ 1	$ 3
Net income allocated to limited partners (99%)	112	277

	$ 113	$ 280

Net income per limited partnership unit	$ 4.07	$ 10.07

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2006	27,500	$ (72)	$(2,181)	$(2,253)

Net income for the three months
ended March 31, 2007	--	1	112	113

Partners' deficit at
March 31, 2007	27,500	$ (71)	$(2,069)	$(2,140)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 113	$ 280
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	277	280
Amortization of loan costs	6	6
Casualty gain	--	(61)
Change in accounts:
Receivables and deposits	(14)	(8)
Other assets	(229)	(192)
Accounts payable	314	177
Tenant security deposit liabilities	20	6
Accrued property taxes	(134)	(177)
Due to affiliates	47	34
Other liabilities	(16)	(22)
Net cash provided by operating activities	384	323

Cash flows from investing activities:
Property improvements and replacements	(577)	(258)
Net withdrawals from restricted escrows	--	9
Insurance proceeds received	--	98
Net cash used in investing activities	(577)	(151)

Cash flows from financing activities:
Payments on mortgage notes payable	(144)	(135)
Advances from affiliate	298	7
Repayments of advances from affiliate	--	(164)
Net cash provided by (used in) financing activities	154	(292)

Net decrease in cash and cash equivalents	(39)	(120)

Cash and cash equivalents at beginning of period	218	353

Cash and cash equivalents at end of period	$ 179	$ 233

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 227	$ 258

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
Payable	$ 91	$ 107

Property improvements and replacements adjustment -
casualty event (Note D)	$ --	$ 48

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $170,000 and $14,000, respectively, of improvements, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s financial condition or results of operations.

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

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 384	$ 323
Payments on mortgage notes payable	(144)	(135)
Property improvements and replacements	(577)	(258)
Change in restricted escrows, net	--	9
Changes in reserves for net operating liabilities	12	182
Additional reserves	--	(121)
Net cash used in operations	$ (325)	$ --

During the three months ended March 31, 2006 the Corporate General Partner reserved approximately $121,000 to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $80,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $100,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $64,000 and $54,000, respectively. At March 31, 2007, the Partnership owed approximately $198,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, prior to 2006 the Corporate General Partner loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the three months ended March 31, 2007 the Corporate General Partner advanced the Partnership approximately $298,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties. During the three months ended March 31, 2006 the Corporate General Partner advanced the Partnership approximately $7,000 to pay outstanding accounts payable at Parktown Townhouses. During the three months ended March 31, 2006, the Partnership paid approximately $175,000 in advances and accrued interest. There were no such payments made during the three months ended March 31, 2007.  Interest on advances is charged at the prime rate plus 2%, or 10.25% at March 31, 2007. Interest expense was approximately $8,000 and $10,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 the indebtedness to the Corporate General Partner is approximately $402,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced approximately $151,000 to fund operating expenses at both investment properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of March 31, 2007, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $139,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $126,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D - Casualty Events

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $32,000 and wrote off undepreciated damaged assets of approximately $7,000, resulting in a casualty gain of approximately $25,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the three months ended March 31, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the three months ended March 31, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of property improvements and replacements for the three months ended March 31, 2006. The receipt of the $51,000 was reflected as a reduction to operating expense for the three months ended March 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United   States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Parktown Townhouses (1)
Deer Park, Texas	90%	94%
Signal Pointe Apartments (2)
Winter Park, Florida	86%	96%

(1)

The Corporate General Partner attributes the decrease in occupancy at Parktown Townhouses to units not being available for rent due to a construction project in place and to competition in the local market area.

(2)

The Corporate General Partner attributes the decrease in occupancy at Signal Pointe Apartments to increased competition.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 and 2006 was approximately $113,000 and $280,000, respectively.  The decrease in net income is due to an increase in total expenses and a decrease in total revenues.  The decrease in total revenues for the three months ended March 31, 2007 is primarily due to the recognition of casualty gains in 2006.  Rental income remained comparable for both periods as decreases in occupancy at both investment properties were largely offset by increases in the average rental rate at both investment properties. Other income increased slightly due to increases in tenant utility reimbursements at both investment properties.

During November 2005, one of the Partnership’s investment properties, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the three months ended March 31, 2006, the Partnership received insurance proceeds of approximately $32,000 and wrote off undepreciated damaged assets of approximately $7,000 resulting in a casualty gain of approximately $25,000.

During February 2005, one of the Partnership’s investment properties, Parktown Townhouses, incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the three months ended March 31, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the three months ended March 31, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of property improvements and replacements for the three months ended March 31, 2006. The receipt of the $51,000 was reflected as a reduction to operating expense for the three months ended March 31, 2006.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating and property tax expenses, partially offset by a decrease in interest expense.  General and administrative and depreciation expenses remained comparable for both periods.  Operating expense increased due to increases in insurance and maintenance expenses and an adjustment of the accrual for hurricane clean up costs during the three months ended March 31, 2006 (see above).  Insurance expense increased due to an increase in hazard and other insurance premiums at both investment properties.  Maintenance expense increased due to an increase in contract services and repairs at Signal Pointe Apartments.  Property tax expenses increased primarily due to an increase in the assessed value of Signal Pointe Apartments.  Interest expense decreased as a result of a reduction in interest on the mortgages encumbering the investment properties as a result of scheduled principal payments which reduced the carrying value, a decrease in interest expense on advances from an affiliate of the Corporate General Partner due to lower average balances outstanding and an increase in the amount of interest capitalized related to construction at Parktown Townhouses.

Included in general and administrative expenses are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $179,000 compared to approximately $233,000 at March 31, 2006.  Cash and cash equivalents decreased approximately $39,000 from December 31, 2006 due to approximately $577,000 of cash used in investing activities, partially offset by approximately $384,000 and $154,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $102,000 of capital improvements at Parktown Townhouses during the three months ended March 31, 2007, consisting primarily of floor covering replacements and building improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, interest expense of approximately $24,000, property tax expense of approximately $8,000 and operating costs of approximately $3,000 have been capitalized during the three months ended March 31, 2007. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed in July 2007 at a total estimated cost of approximately $250,000.  The project will be funded from operating cash flow and advances from an affiliate of the Corporate General Partner.   In addition to the construction project, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $396,000 of capital improvements at Signal Pointe Apartments during the three months ended March 31, 2007, consisting primarily of building improvements, fencing and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and casualty reconstruction are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $13,780,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,232.50 limited partnership units (the "Units") in the Partnership representing 77.21% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on April 27, 2007, AIMCO Properties, L.P., extended their tender offer to acquire the remaining Units for an adjusted  purchase price of $600.00 per Unit.  Such offer expires on May 30, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 77.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United   States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date:  May 11, 2007

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

Date:  May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.