Form 10QSB
period 2007-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2007-08-14
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 186
Receivables and deposits		225
Restricted escrow		26
Other assets		624
Investment properties:
Land	$ 1,630
Buildings and related personal property	31,425
	33,055
Less accumulated depreciation	(20,654)	12,401

		$ 13,462
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 220
Tenant security deposit liabilities		162
Accrued property taxes		244
Other liabilities		298
Due to affiliates (Note B)		912
Mortgage notes payable		13,633

Partners' Deficit
General partners	$ (70)
Limited partners (27,500 units issued and
outstanding)	(1,937)	(2,007)

		$ 13,462

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Six Months Ended
June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,467	$ 1,479	$ 2,906	$ 2,919
Other income	178	157	341	308
Total revenues	1,645	1,636	3,247	3,227

Expenses:
Operating	824	761	1,624	1,428
General and administrative	58	42	108	93
Depreciation	281	276	558	556
Interest	242	264	485	526
Property taxes	107	69	226	181
Total expenses	1,512	1,412	3,001	2,784

Casualty gain (Note C)	--	6	--	67
Net income	$ 133	$ 230	$ 246	$ 510

Net income allocated to general
partners (1%)	$ 1	$ 2	$ 2	$ 5
Net income allocated to limited
partners (99%)	132	228	244	505

	$ 133	$ 230	$ 246	$ 510

Net income per limited partnership
unit	$ 4.80	$ 8.29	$ 8.87	$ 18.36

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2006	27,500	$ (72)	$(2,181)	$(2,253)

Net income for the six months
ended June 30, 2007	--	2	244	246

Partners' deficit at
June 30, 2007	27,500	$ (70)	$(1,937)	$(2,007)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 246	$ 510
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	558	556
Casualty gain	--	(67)
Amortization of loan costs	12	12
Change in accounts:
Receivables and deposits	(79)	(84)
Other assets	(149)	(142)
Accounts payable	13	(107)
Tenant security deposit liabilities	42	6
Accrued property taxes	(12)	(56)
Due to affiliates	104	61
Other liabilities	(7)	(8)
Net cash provided by operating activities	728	681

Cash flows from investing activities:
Property improvements and replacements	(917)	(660)
Insurance proceeds received	--	105
Net withdrawals from restricted escrow	--	9
Net cash used in investing activities	(917)	(546)

Cash flows from financing activities:
Payments on mortgage notes payable	(291)	(271)
Advances from affiliate	448	174
Repayment of advances from affiliate	--	(189)
Net cash provided by (used in) financing
activities	157	(286)

Net decrease in cash and cash equivalents	(32)	(151)

Cash and cash equivalents at beginning of period	218	353

Cash and cash equivalents at end of period	$ 186	$ 202

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 444	$ 513
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 101	$ 31
Property improvements and replacements adjustments -
casualty event (Note D)	$ --	$ 44

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $170,000 and $14,000, respectively, of improvements which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $159,000 for each of the six months ended June 30, 2007 and 2006, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $172,000 and $155,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $99,000 and $96,000, respectively. At June 30, 2007, the Partnership owed approximately $239,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, prior to 2006 the Corporate General Partner loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the six months ended June 30, 2007 the Corporate General Partner advanced the Partnership approximately $448,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties. During the six months ended June 30, 2006 the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at both investment properties. During the six months ended June 30, 2006, the Partnership repaid approximately $210,000 in advances and accrued interest. There were no such payments made during the six months ended June 30, 2007.  Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2007. Interest expense was approximately $23,000 and $21,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 the indebtedness to the Corporate General Partner is approximately $568,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced approximately $58,000 to fund operating expenses at Signal Pointe Apartments.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of June 30, 2007, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $169,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $126,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Casualty Events

In November 2005, Signal Pointe Apartments incurred approximately $46,000 in damages from a fire.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000, resulting in a casualty gain of approximately $31,000.

In February 2005, Parktown Townhouses incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the six months ended June 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the six months ended June 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $44,000 of property improvements and replacements for the six months ended June 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expense for the six months ended June 30, 2006.

Note D - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Parktown Townhouses (1)
Deer Park, Texas	89%	94%
Signal Pointe Apartments (2)
Winter Park, Florida	90%	95%

(1)

The Corporate General Partner attributes the decrease in occupancy at Parktown Townhouses to units not being available for rent due to an ongoing construction project and to competition in the local market.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $133,000 and $246,000, respectively, compared to net income of approximately $230,000 and $510,000, respectively, for the corresponding periods in 2006.  The decrease in net income for the three months ended June 30, 2007 is due to an increase in total expenses and a decrease in casualty gain.  The decrease in net income for the six months ended June 30, 2007 is due to an increase in total expenses and decreases in total revenues and casualty gain.

Total expenses increased for both the three and six months ended June 30, 2007 due to increases in operating, property tax, and general and administrative expenses, partially offset by a decrease in interest expense.  Depreciation expense remained relatively constant for the comparable periods.  Operating expense increased for both periods due to increases in contract maintenance, repairs and clean up costs associated with water infiltration at Signal Pointe Apartments, insurance expense as a result of increased premiums at both investment properties and the receipt of insurance proceeds in 2006 to cover casualty cleanup costs at Parktown Townhouses, as discussed below, partially offset by the recording of a liability during the three months ended June 30, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws. Property tax expense increased primarily due to an increase in the assessed value of Signal Pointe Apartments and due to a refund received at Parktown Townhouses in 2006 as a result of the successful appeal of the assessed value of the property. Interest expense decreased as a result of a reduction in interest on the mortgages encumbering the investment properties as a result of scheduled principal payments which reduced the carrying balance of the loans and an increase in the amount of interest capitalized related to a construction project at Parktown Townhouses.

General and administrative expenses increased for both the three and six months ended June 30, 2007 primarily due to an increase in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended June 30, 2007, as an increase in other income was substantially offset by a decrease in rental income. The decrease in total revenues for the six months ended June 30, 2007 is primarily due to a decrease in rental income, partially offset by an increase in other income.  The decrease in rental income for both periods is due to decreases in occupancy, partially offset by increases in the average rental rate at both investment properties. Other income increased for both periods due to an increase in tenant utility reimbursements at Signal Pointe Apartments.

In November 2005, Signal Pointe Apartments, incurred approximately $46,000 in damages from a fire.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000 resulting in a casualty gain of approximately $31,000.

In February 2005, Parktown Townhouses incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the six months ended June 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005.

The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the six months ended June 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $44,000 of property improvements and replacements for the six months ended June 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expense for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $186,000, compared to approximately $202,000 at June 30, 2006.  Cash and cash equivalents decreased approximately $32,000 from December 31, 2006 due to approximately $917,000 of cash used in investing activities, partially offset by approximately $728,000 and $157,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $209,000 of capital improvements at Parktown Townhouses during the six months ended June 30, 2007, consisting primarily of structural upgrades, countertops, office computers, building improvements and air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, interest expense of approximately $54,000, property tax expense of approximately $17,000 and operating costs of approximately $7,000 have been capitalized during the six months ended June 30, 2007. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed during the third quarter of 2007 at a total estimated cost of approximately $250,000.  The project is expected to be funded from operating cash flow and advances from an affiliate of the Corporate General Partner.   In addition to the construction project, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

The Partnership completed approximately $639,000 of capital improvements at Signal Pointe Apartments during the six months ended June 30, 2007, consisting primarily of building improvements, plumbing fixtures, fire safety upgrades, garbage disposals, structural upgrades, fencing, and air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, prior to 2006 the Corporate General Partner loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the six months ended June 30, 2007 the Corporate General Partner advanced the Partnership approximately $448,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties. During the six months ended June 30, 2006 the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at both investment properties. During the six months ended June 30, 2006, the Partnership repaid approximately $210,000 in advances and accrued interest. There were no such payments made during the six months ended June 30, 2007.  Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2007. Interest expense was approximately $23,000 and $21,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 the indebtedness to the Corporate General Partner is approximately $568,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet. Subsequent to June 30, 2007, an affiliate of the Corporate General Partner advanced approximately $58,000 to fund operating expenses at Signal Pointe Apartments.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $13,633,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item

1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 728	$ 681
Payments on mortgage notes payable	(291)	(271)
Property improvements and replacements	(917)	(660)
Change in restricted escrows, net	--	9
Changes in reserves for net operating liabilities	88	330
Additional reserves	--	(89)
Net cash used in operations	$ (392)	$ --

During the six months ended June 30, 2006 the Corporate General Partner reserved approximately $89,000 to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,668.50 limited partnership units (the "Units") in the Partnership representing 78.79% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

SHELTER PROPERTIES II

EXHIBIT INDEX

Exhibit

Description of Exhibit

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

(g)

Multifamily note dated December 15, 2000 , by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments.**

(i)

Multifamily note dated December 15, 2000 , by and between Registrant and Reilly Mortgage Group, Inc., for Signal Pointe Apartments.**

**Filed as Exhibit 10(iii) (g) and (i), respectively, to Form 10-KSB of Registrant for the fiscal year ended December 31, 2002 and incorporated herein by reference.

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty II Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties II (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.