Form 10QSB
period 2007-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2007-11-08
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 208
Receivables and deposits		244
Other assets		549
Investment properties:
Land	$ 1,630
Buildings and related personal property	32,130
	33,760
Less accumulated depreciation	(20,944)	12,816

		$ 13,817
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 344
Tenant security deposit liabilities		162
Accrued property taxes		418
Other liabilities		275
Due to affiliates (Note B)		1,028
Mortgage notes payable		13,484

Partners' Deficit
General partners	$ (68)
Limited partners (27,500 units issued and
outstanding)	(1,826)	(1,894)

		$ 13,817

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Nine Months Ended
September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,453	$ 1,496	$ 4,359	$ 4,415
Other income	200	158	541	466
Total revenues	1,653	1,654	4,900	4,881

Expenses:
Operating	816	783	2,440	2,211
General and administrative	47	43	155	136
Depreciation	290	277	848	833
Interest	227	254	712	780
Property taxes	160	73	386	254
Total expenses	1,540	1,430	4,541	4,214

Casualty gain (Note C)	--	--	--	67

Net income	$ 113	$ 224	$ 359	$ 734

Net income allocated to
general partners (1%)	$ 1	$ 2	$ 4	$ 7
Net income allocated to
limited partners (99%)	112	222	355	727

	$ 113	$ 224	$ 359	$ 734

Net income per limited partnership unit	$ 4.07	$ 8.08	$ 12.91	$ 26.44

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2006	27,500	$ (72)	$(2,181)	$(2,253)

Net income for the nine months
ended September 30, 2007	--	4	355	359

Partners' deficit at
September 30, 2007	27,500	$ (68)	$(1,826)	$(1,894)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 359	$ 734
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	848	833
Casualty gain	--	(67)
Amortization of loan costs	18	18
Change in accounts:
Receivables and deposits	(98)	(34)
Other assets	(80)	(72)
Accounts payable	(24)	(108)
Tenant security deposit liabilities	42	11
Accrued property taxes	162	23
Due to affiliates	153	90
Other liabilities	(30)	(15)
Net cash provided by operating activities	1,350	1,413

Cash flows from investing activities:
Property improvements and replacements	(1,461)	(888)
Insurance proceeds received	--	105
Net withdrawals from restricted escrows	26	9
Net cash used in investing activities	(1,435)	(774)

Cash flows from financing activities:
Payments on mortgage notes payable	(440)	(410)
Advances from affiliate	515	174
Repayment of advances from affiliate	--	(495)
Net cash provided by (used in) financing
activities	75	(731)

Net decrease in cash and cash equivalents	(10)	(92)

Cash and cash equivalents at beginning of period	218	353
Cash and cash equivalents at end of period	$ 208	$ 261

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 644	$ 808
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 262	$ 30
Property improvements and replacements adjustment for
casualty event (Note C)	$ --	$ 48

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $170,000 and $14,000, respectively, of improvements, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $242,000 and $240,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $266,000 and $190,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $141,000 and $101,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note D”), an affiliate of the General Partner is to receive a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $312,000 based on current estimated redevelopment costs.  The Partnership was charged the $25,000 redevelopment planning fee during the nine months ended September 30, 2007, which is included in investment properties.  At September 30, 2007, the Partnership owed approximately $272,000 for accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, prior to 2006 the Corporate General Partner loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the nine months ended September 30, 2007, the Corporate General Partner advanced the Partnership approximately $515,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties. During the nine months ended September 30, 2006, the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at both investment properties. During the nine months ended September 30, 2006, the Partnership repaid approximately $530,000 in advances and accrued interest. There were no such payments made during the nine months ended September 30, 2007.  Interest on advances is charged at the prime rate plus 2%, or 9.75% at September 30, 2007. Interest expense was approximately $39,000 and $31,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the indebtedness to the Corporate General Partner is approximately $651,000, including accrued interest, which is included in due to affiliates on the accompanying balance sheet.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of September 30, 2007, the level of return to the limited partners has not been met and these obligations were included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $173,000 and $126,000, respectively for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

In November 2005, Signal Pointe Apartments incurred approximately $46,000 in damages from a fire.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000, resulting in a casualty gain of approximately $31,000.

In February 2005, Parktown Townhouses incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the nine months ended September 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the nine months ended September 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of property improvements and replacements for the nine months ended September 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expense for the nine months ended September 30, 2006.

Note D – Redevelopment

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2008 at a total estimated cost of approximately $8,361,000, of which approximately $30,000 was completed as of September 30, 2007. The redevelopment is expected to consist of major landscaping, exterior and structural improvements, the addition of detached garages and storage units and the conversion of two clubhouses to a fitness center and internet café.  The project is expected to be funded from operations and advances from an affiliate of the Corporate General Partner.  During the construction period, certain expenses are expected to be capitalized and depreciated over the remaining life of the property.  No such costs were capitalized for the nine months ended September 30, 2007.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Parktown Townhouses (1)
Deer Park, Texas	88%	93%
Signal Pointe Apartments (2)
Winter Park, Florida	91%	95%

(1)

The Corporate General Partner attributes the decrease in occupancy at Parktown Townhouses to units not being available for rent due to an ongoing construction project at the property and to competition in the local market.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $113,000 and $359,000, respectively, compared to net income of approximately $224,000 and $734,000, respectively, for the corresponding periods in 2006.  The decrease in net income for the three months ended September 30, 2007 is due to an increase in total expenses.  The decrease in net income for the nine months ended September 30, 2007 is due to an increase in total expenses and the recognition of a casualty gain in 2006.

Total expenses increased for both the three and nine months ended September 30, 2007 due to increases in operating, depreciation, property tax, and general and administrative expenses, partially offset by a decrease in interest expense.  Operating expenses increased for the three months ended September 30, 2007 primarily due to contract maintenance expense at Signal Pointe Apartments and advertising expenses at both of the Partnership’s investment properties.  Operating expense increased for the nine months ended September 30, 2007 due to increases in contract maintenance, repairs and clean up costs associated with water infiltration at Signal Pointe Apartments, insurance expense as a result of increased premiums at both investment properties and the receipt of insurance proceeds in 2006 to cover casualty cleanup costs at Parktown Townhouses, as discussed below.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at both investment properties.  Property tax expense increased for both periods primarily due to an increase in the assessed value of both properties and a refund received at Parktown Townhouses in 2006 as a result of the successful appeal of the assessed value of the property, partially offset by an increase in real estate taxes capitalized related to a construction project at Parktowne Townhouses. Interest expense decreased for both periods as a result of a reduction in interest on the mortgages encumbering the investment properties as a result of scheduled principal payments, which reduced the carrying balance of the loans, and an increase in the amount of interest capitalized related to a construction project at Parktown Townhouses.

The increase in general and administrative expenses for the three months ended September 30, 2007 is primarily due to an increase in professional expenses associated with the administration of the Partnership.  General and administrative expenses increased for the nine months ended September 30, 2007 primarily due to an increase in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement and an increase in legal costs associated with the amendment of the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for both the three and nine months ended September 30, 2007, as an increase in other income was substantially offset by a decrease in rental income.  Rental income decreased for both periods due to a decrease in occupancy, partially offset by an increase in the average rental rate at both investment properties. Other income increased for both periods primarily due to an increase in tenant utility reimbursements at Signal Pointe Apartments.

In November 2005, Signal Pointe Apartments incurred approximately $46,000 in damages from a fire.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $39,000 and wrote off undepreciated damaged assets of approximately $8,000, resulting in a casualty gain of approximately $31,000.

In February 2005, Parktown Townhouses incurred damages from a fire. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $192,000, estimated total building damages at approximately $309,000, wrote off undepreciated damaged assets of approximately $267,000 and did not recognize a loss related to this event as additional insurance proceeds were expected to be received during 2006. During the nine months ended September 30, 2006, the Partnership received additional insurance proceeds of approximately $66,000 for building damages and approximately $51,000 for emergency repairs and clean up costs incurred and charged to operating expenses during the year ended December 31, 2005. The Partnership changed its casualty calculation estimate upon completion of improvements and recorded a casualty gain in the amount of approximately $36,000 for the nine months ended September 30, 2006 as a result of the write off of undepreciated damaged assets of approximately $223,000. This change in estimate resulted in an increase of approximately $48,000 of property improvements and replacements for the nine months ended September 30, 2006. The receipt of the $51,000 was reflected as a reduction to operating expense for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $208,000, compared to approximately $261,000 at September 30, 2006. The decrease in cash and cash equivalents of approximately $10,000 from December 31, 2006 is due to approximately $1,435,000 of cash used in investing activities, partially offset by approximately $1,350,000 and $75,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Parktown Townhouses

The Partnership completed approximately $654,000 of capital improvements at Parktown Townhouses during the nine months ended September 30, 2007, consisting primarily of structural upgrades, countertops, building improvements, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a construction project related to improvements to the buildings, as discussed above.  As a result of this project, interest expense of approximately $99,000, property tax expense of approximately $30,000 and operating costs of approximately $14,000 have been capitalized during the nine months ended September 30, 2007. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed during the fourth quarter of 2007 at a total estimated cost of approximately $645,000.  The project is expected to be funded from operating cash flow and advances from an affiliate of the Corporate General Partner. In addition to the construction project, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $30,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $869,000 were also completed which consisted primarily of building improvements, plumbing fixtures, fire safety upgrades, garbage disposals, structural upgrades, fencing, and air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2008 at a total estimated cost of approximately $8,361,000, of which approximately $30,000 was completed as of September 30, 2007. The redevelopment is expected to consist of major landscaping, exterior and structural improvements, the addition of detached garages and storage units and the conversion of two clubhouses to a fitness center and internet café.  The project is expected to be funded from operations and advances from an affiliate of the Corporate General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, prior to 2006 the Corporate General Partner loaned the Partnership funds primarily to assist in the hurricane cleanup and repairs required at Parktown Townhouses due to flood damage as well as operations at both of the Partnership’s properties. During the nine months ended September 30, 2007, the Corporate General Partner advanced the Partnership approximately $515,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties. During the nine months ended September 30, 2006, the Corporate General Partner advanced the Partnership approximately $174,000 to pay outstanding accounts payable at both investment properties. During the nine months ended September 30, 2006, the Partnership repaid approximately $530,000 in advances and accrued interest. There were no such payments made during the nine months ended September 30, 2007.  Interest on advances is charged at the prime rate plus 2%, or 9.75% at September 30, 2007. Interest expense was approximately $39,000 and $31,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the indebtedness to the Corporate General Partner is approximately $651,000, including accrued interest, which is included in due to affiliates.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $13,484,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loans are scheduled to be fully amortized.

No distributions were made during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2007 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

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

	Nine months ended
	September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 1,350	$ 1,413
Payments on mortgage notes payable	(440)	(410)
Property improvements and replacements	(1,461)	(888)
Change in restricted escrows, net	26	9
Changes in reserves for net operating liabilities	(125)	105
Additional reserves	--	(229)
Net cash used in operations	$ (650)	$ --

During the nine months ended September 30, 2006, the Corporate General Partner reserved approximately $229,000 to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,668.50 limited partnership units (the "Units") in the Partnership representing 78.79% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 78.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

ITEM 5.

OTHER INFORMATION

On September 7, 2007, the Partnership filed an information statement notifying holders of limited partnership units that AIMCO and its affiliates, owning 21,668.50 limited partnership units, or approximately 78.79% of total outstanding limited partnership units, agreed to amend the Partnership Agreement. The amendment would explicitly permit the Corporate General Partner and its affiliates to provide services to the Partnership in connection with the redevelopment of Signal Pointe Apartments, and to receive fees or other compensation for such services, provided that any such compensation shall not exceed an amount which is competitive in price and terms with non-affiliated parties rendering comparable services. An affiliate of the Corporate General Partner is to receive a $25,000 redevelopment planning fee and a redevelopment supervision fee of 4% of the total actual redevelopment costs, or approximately $312,000 based on current estimated redevelopment costs.

On September 27, 2007, the written consent expired pursuant to its terms.  The amendment to the Partnership Agreement was executed on September 27, 2007 and the redevelopment planning and supervision fees will be paid.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
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

(c)

Amendment to the Second Amended and Restated Certificate and Agreement of Limited Partnership, dated September 27, 2007.

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