Form 10KSB
period 2007-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2008-03-31
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,563,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

One of the Partnership’s properties, Signal Pointe Apartments, is currently under redevelopment.  These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of the property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at the property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

The following table sets forth the Partnership's investment in properties:

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Parktown
Townhouses	$17,464	$ 9,359	5-35 yrs	S/L	$5,636
Signal Pointe
Apartments	18,619	11,882	5-37 yrs	S/L	5,746
Totals	$36,083	$21,241			$11,382

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)
Parktown
Townhouses	$ 6,236	7.21%	20 yrs	01/01/21	$ --

Signal Pointe
Apartments
1st mortgage	7,096	7.22%	30 yrs	01/01/21	6,121
2nd mortgage	11,500	5.53%	30 yrs	01/01/19	9,993

Total	$24,832				$16,114

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about these loans.

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date.  The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Signal Pointe Apartments.  The modification includes a fixed interest rate of 7.22% per annum, monthly payments of interest only of approximately $43,000 beginning January 1, 2008 through December 1, 2010, and monthly payments of principal and interest of approximately $48,000 beginning January 1, 2011 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $6,121,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.22%, and monthly payments of principal and interest of approximately $70,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized.

Rental Rates and Occupancy

Average annual rental rates per unit and occupancy for 2007 and 2006 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)

Properties	2007	2006	2007	2006

Parktown Townhouses (1)	$ 10,136 --	$9,512	87%	93%
Signal Pointe Apartments	9,418	9,365	92%	93%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate (1)
	(in thousands)

Parktown Townhouses	$331	2.82%
Signal Pointe Apartments	209	1.42%

(1)

The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During the year ended December 31, 2007, the Partnership completed approximately $1,055,000 of capital improvements at Parktown Townhouses consisting primarily of structural upgrades, countertops, building improvements, and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, construction period interest expense of approximately $145,000, construction period property tax expense of approximately $55,000 and construction period operating costs of approximately $16,000 have been capitalized during the year ended December 31, 2007. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed during the second quarter of 2008 at a total estimated cost of approximately $1,300,000, of which approximately $684,000 was completed as of December 31, 2007.  The project is being funded from operating cash flow and advances from an affiliate of the Corporate General Partner.   In addition to the construction project, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the year ended December 31, 2007, the Partnership completed approximately $1,997,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $3,000 and construction period property tax expense of approximately $1,000. Additional capital improvements of approximately $824,000 were also completed which consisted primarily of building improvements, plumbing fixtures, garbage disposals, structural upgrades, fencing, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $19,007,000, of which approximately $1,997,000 was completed as of December 31, 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from an affiliate of the Corporate General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units (the “Units”) aggregating $27,400,000. An additional 100 Units were purchased by the Corporate General Partner. The Partnership had 590 holders of record owning an aggregate of 27,500 Units at December 31, 2007.  Affiliates of the Corporate General Partner owned 21,868.50 Units or 79.52% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Financing (1)	$9,900	$360.00	$ --	$ --

(1)

Proceeds from the November 2007 second mortgage obtained on Signal Pointe Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sales, and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis.  Subsequent to December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,855,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.  Given the substantial redevelopment project ongoing at Signal Pointe Apartments and the amounts accrued and payable to an affiliate of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for year ended December 31, 2007 was approximately $381,000, compared to net income of approximately $800,000 for the year ended December 31, 2006.  The decrease in net income is due to an increase in total expenses and the recognition of a casualty gain in 2006, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation, property tax, and general and administrative expenses, partially offset by a decrease in interest expense.  Operating expense increased primarily due to increases in contract maintenance at Signal Pointe Apartments, repairs and clean up costs associated with water infiltration at Signal Pointe Apartments, insurance expense as a result of increased premiums at Signal Pointe Apartments and the receipt of insurance proceeds in 2006 to cover casualty cleanup costs at Parktown Townhouses, as discussed below.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both investment properties.  Property tax expense increased due to an increase in the assessed value of Parktown Townhouses and a refund received at Parktown Townhouses in 2006 as a result of the successful appeal of the assessed value of the property, partially offset by an increase in real estate taxes capitalized related to a construction project at Parktown Townhouses. Interest expense decreased as a result of a reduction in interest on the existing mortgages encumbering the investment properties as a result of scheduled principal payments, which reduced the carrying balance of the loans, and an increase in the amount of interest capitalized related to a construction project at Parktown Townhouses, partially offset by a higher average debt balance as a result of the second mortgage obtained on Signal Pointe Apartments in 2007.

General and administrative expenses increased primarily due to increases in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the modification of the existing mortgage encumbering Signal Pointe Apartments. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in other income, partially offset by a decrease in rental income.  Other income increased primarily due to increases in tenant utility reimbursements and lease cancellation fees at both of the Partnership’s investment properties. Rental income decreased due to a decrease in occupancy, partially offset by an increase in the average rental rate at both investment properties.

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

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $143,000, compared to approximately $218,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $75,000 is due to approximately $2,102,000 of cash used in investing activities, partially offset by approximately $1,417,000 and $610,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Signal Pointe Apartments and advances from an affiliate of the Corporate General Partner, partially offset by a distribution to partners, repayment of advances from an affiliate of the Corporate General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties and loan costs paid.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, the Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.    Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,855,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $19,007,000, of which approximately $1,997,000 was completed as of December 31, 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties, L.P. In addition, Parktown Townhouses is currently undergoing a construction project related to improvements to the buildings. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed during the second quarter of 2008 at a total estimated cost of approximately $1,300,000, of which approximately $684,000 was completed during 2007.  The project is being funded from operating cash flow and advances from AIMCO Properties, L.P.  In addition to the redevelopment and construction projects, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such adavances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Parktown Townhomes of approximately $6,236,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date.   The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.   If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs associated with the new mortgage were approximately $302,000 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Signal Pointe Apartments.  The modification includes a fixed interest rate of 7.22% per annum, monthly payments of interest only of approximately $43,000 beginning January 1, 2008 through December 1, 2010, and monthly payments of principal and interest of approximately $48,000 beginning January 1, 2011 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $6,121,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.22%, and monthly payments of principal and interest of approximately $70,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Financing (1)	$9,900	$360.00	$ --	$ --

(1)

Proceeds from the November 2007 second mortgage obtained on Signal Pointe Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sales, and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis.  Subsequent to December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,855,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.  Given the substantial redevelopment project ongoing at Signal Pointe Apartments and the amounts accrued and payable to an affiliate of the Corporate General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancing and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item 7. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Years ended
	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 1,417	$ 1,942
Payments on mortgage notes payable	(592)	(551)
Property improvements and replacements	(2,128)	(1,262)
Changes in restricted escrows, net	26	9
Changes in reserves for net operating
liabilities	135	(69)
Additional reserves	--	(69)

Net cash used in operations	$(1,142)	$ --

During the year ended December 31, 2006, the Corporate General Partner reserved approximately $69,000 to fund capital improvements and repairs at the Partnership’s investment properties.  Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional cash from operations for allocation purposes.

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 2007 was approximately $135,000, compared to a decrease of approximately $69,000 during 2006. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and constructions projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties II

We have audited the accompanying balance sheet of Shelter Properties II as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

SHELTER PROPERTIES II

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 143
Receivables and deposits		252
Other assets		752
Investment properties (Notes B, E, and F):
Land	$ 1,630
Buildings and related personal property	34,453
	36,083
Less accumulated depreciation	(21,241)	14,842
		$ 15,989

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,003
Tenant security deposit liabilities		159
Accrued property taxes		331
Due to affiliates (Note D)		105
Other liabilities		331
Mortgage notes payable (Note B)		24,832

Partners' Deficit
General partners	$ (68)
Limited partners (27,500 units issued and
outstanding)	(11,704)	(11,772)
		$ 15,989

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 5,811	$ 5,864
Other income	752	638
Total revenues	6,563	6,502

Expenses:
Operating	3,342	3,039
General and administrative	225	186
Depreciation	1,145	1,116
Interest	983	1,026
Property taxes	487	402
Total expenses	6,182	5,769

Casualty gains (Note F)	--	67

Net income (Note C)	$ 381	$ 800

Net income allocated to general partners (1%)	$ 4	$ 8
Net income allocated to limited partners (99%)	377	792
	$ 381	$ 800

Net income per limited partnership unit	$ 13.71	$ 28.80

Distribution per limited partnership unit:	$360.00	$ --

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2005	27,500	$ (80)	$ (2,973)	$ (3,053)

Net income for the year ended
December 31, 2006	--	8	792	800

Partners' deficit at
December 31, 2006	27,500	(72)	(2,181)	(2,253)

Distribution to partners	--	--	(9,900)	(9,900)

Net income for the year ended
December 31, 2007	--	4	377	381

Partners' deficit at
December 31, 2007	27,500	$ (68)	$(11,704)	$(11,772)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 381	$ 800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,145	1,116
Amortization of loan costs	26	24
Casualty gains	--	(67)
Change in accounts:
Receivables and deposits	(106)	(20)
Other assets	11	12
Accounts payable	(21)	(39)
Tenant security deposit liabilities	39	1
Accrued property taxes	75	(43)
Due to affiliates	(159)	125
Other liabilities	26	33
Net cash provided by operating activities	1,417	1,942

Cash flows from investing activities:
Property improvements and replacements	(2,128)	(1,262)
Net withdrawals from restricted escrows	26	9
Insurance proceeds received	--	105
Net cash used in investing activities	(2,102)	(1,148)

Cash flows from financing activities:
Payments on mortgage notes payable	(592)	(551)
Distribution to partners	(9,900)	--
Loan costs paid	(302)	--
Proceeds from mortgage note payable	11,500	--
Advances from affiliate	955	174
Repayment of advances from affiliate	(1,051)	(552)
Net cash provided by (used in) financing activities	610	(929)

Net decrease in cash and cash equivalents	(75)	(135)
Cash and cash equivalents at beginning of year	218	353
Cash and cash equivalents at end of year	$ 143	$ 218

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 917	$ 1,001

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 1,918	$ 170
Property improvements and replacements adjustment for
casualty event (Note F)	$ --	$ 48

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $14,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

Reclassifications:  Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Net income as shown in the statements of operations and changes in partners' deficit for 2007 and 2006 was allocated 99% to the limited partners and 1% to the general partners.  Net income per limited partnership unit for 2007 and 2006 was computed as 99% of net income divided by 27,500 average units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long-term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $82,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $777,000, less accumulated amortization of approximately $167,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $26,000 and $24,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense. Amortization expense is expected to be approximately $51,000 for each of the years 2008 through 2012.

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

Investment Properties:  Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $148,000 and $64,000, property taxes of approximately $56,000 and $18,000, and operating costs of $16,000 and $9,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Segment Reporting: SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $193,000 and $158,000 for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncement:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due at
	2007	Interest	Rate	Date	Maturity
	(in thousands)
Properties
Parktown Townhouses	$ 6,236	$ 61	7.21%	01/01/21	$ --
Signal Pointe Apartments
1st mortgage	7,096	43	7.22%	01/01/21	6,121
2nd mortgage	11,500	53	5.53%	01/01/19	9,993

Total	$24,832	$ 157			$16,114

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date.   The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.   If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs associated with the new mortgage were approximately $302,000 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Signal Pointe Apartments.  The modification includes a fixed interest rate of 7.22% per annum, monthly payments of interest only of approximately $43,000 beginning January 1, 2008 through December 1, 2010, and monthly payments of principal and interest of approximately $48,000 beginning January 1, 2011 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $6,121,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.22%, and monthly payments of principal and interest of approximately $70,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized.

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 298
2009	320
2010	344
2011	592
2012	634
Thereafter	22,644
$24,832

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Federal taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (dollar amounts in thousands, except per unit data):

	2007	2006

Net income as reported	$ 381	$ 800
Add (deduct):
Depreciation differences	173	96
Change in prepaid rent	(17)	16
Casualty	--	(68) 53)
Other	(48)	55

Federal taxable income	$ 489	$ 899

Federal taxable income per limited
partnership unit	$ 52.85	$ 32.37

For 2007, allocations under Internal Revenue Code Section 704 (b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(11,772)
Buildings and land	729
Accumulated depreciation	(4,189)
Syndication fees	3,111
Other	199
Net liabilities - tax basis	$ (11,922)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $325,000 and $320,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses of approximately $328,000 and $252,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $162,000 and $133,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note E”), an affiliate of the Corporate General Partner is to receive a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $628,000 based on current estimated redevelopment costs.  The Partnership was charged the $25,000 redevelopment planning fee and approximately $11,000 in redevelopment supervision fees during the year ended December 31, 2007, which are included in investment properties.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $955,000 during the year ended December 31, 2007 to fund operating expenses at Parktown Townhouses and Signal Pointe Apartments, the redevelopment project at Signal Pointe Apartments and costs associated with obtaining the second mortgage on Signal Pointe Apartments. AIMCO Properties, L.P. advanced the Partnership approximately $174,000 during the year ended December 31, 2006 to pay outstanding accounts payable at Parktown Townhouses and Signal Pointe Apartments.  Interest was charged at the prime rate plus 2%. Interest expense was approximately $50,000 and $35,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $1,102,000 and $590,000, respectively, of advances and accrued interest. There were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,855,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2007, the level of return to the limited partners has not been met. As of December 31, 2007, these obligations were included in due to affiliates.

In connection with the November 2007 second mortgage obtained on Signal Pointe Apartments, the Partnership paid the Corporate General Partner a fee of approximately $115,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheet and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $136,000 and $126,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Parktown Townhouses	$ 6,236	$ 1,095	$ 5,329	$11,040
Signal Pointe Apartments	18,596	535	8,062	10,022

Totals	$24,832	$ 1,630	$13,391	$21,062

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Parktown Townhouses	$ 1,095	$16,369	$17,464	$ 9,359	1969	03/01/81	5-35 yrs
Signal Pointe
Apartments	535	18,084	18,619	11,882	1970	06/30/81	5-37 yrs

Totals	$ 1,630	$34,453	$36,083	$21,241

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $19,007,000, of which approximately $1,997,000 was completed as of December 31, 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $3,000 of interest expense and approximately $1,000 of property tax expense were capitalized.

Parktown Townhomes is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, interest expense of approximately $145,000, property tax expense of approximately $55,000 and operating costs of approximately $16,000 have been capitalized during the year ended December 31, 2007. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed during the second quarter of 2008 at a total estimated cost of approximately $1,300,000, of which approximately $684,000 was completed at December 31, 2007.  The project is being funded from operating cash flow and advances from AIMCO Properties, L.P.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$32,207	$30,764
Property improvements	3,876	1,466
Disposals of property	--	(23)
Balance at end of year	$36,083	$32,207

Accumulated Depreciation
Balance at beginning of year	$20,096	$18,991
Additions charged to expense	1,145	1,116
Disposals of property	--	(11)
Balance at end of year	$21,241	$20,096

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2007 and 2006 is approximately $36,812,000 and $32,924,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $25,430,000 and $24,458,000, respectively.

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

Note G – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlementand entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Shelter Properties II (the "Partnership" or "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the directors and officers of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Corporate General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2007.

Entity	Number of Units	Percentage

Cooper River Properties, LLC	1,958.5	7.12%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	9,128.0	33.19%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,782.0	39.21%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement. AIMCO Properties, L.P., the other general partner, has acquired 10,782 Units as the result of one or more tender offers.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $325,000 and $320,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses of approximately $328,000 and $252,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $162,000 and $133,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments, an affiliate of the Corporate General Partner is to receive a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $628,000 based on current estimated redevelopment costs.  The Partnership was charged the $25,000 redevelopment planning fee and approximately $11,000 in redevelopment supervision fees during the year ended December 31, 2007, which are included in investment properties on the balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $955,000 during the year ended December 31, 2007 to fund operating expenses at Parktown Townhouses and Signal Pointe Apartments, the redevelopment project at Signal Pointe Apartments, and costs associated with obtaining the second mortgage on Signal Pointe Apartments. AIMCO Properties, L.P., advanced the Partnership approximately $174,000 during the year ended December 31, 2006 to pay outstanding accounts payable at Parktown Townhouses and Signal Pointe Apartments.  Interest was charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense was approximately $50,000 and $35,000 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $1,102,000 and $590,000, respectively, of advances and accrued interest. There were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,855,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2007, the level of return to the limited partners has not been met. As of December 31, 2007, these obligations were included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

In connection with the November 2007 second mortgage obtained on Signal Pointe Apartments, the Partnership paid the Corporate General Partner a fee of approximately $115,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheet included in “Item 7. Financial Statements” and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $136,000 and $126,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $38,000 for 2007 and 2006, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
Stephen B. Waters

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

(iii)

Contracts related to refinancing of debt:

(g)

Multifamily note dated December 15, 2000 , by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments filed as Exhibit 10(iii) (g) to Form 10-KSB of Registrant for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(j)

Multifamily Note dated November 30, 2007 between Shelter Properties II Limited Partnership, a South Carolina limited Partnership, and Wells Fargo Bank, National Association, a National banking association.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007).

(k)

Amended and Restated Multifamily Note dated November 30, 2007 between Shelter Properties II Limited Partnership, a South Carolina limited partnership, and Federal Home Loan Mortgage Corporation.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2007).

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