Form 10-Q
period 2008-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2008-05-12
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10256

SHELTER PROPERTIES II

(Exact name of registrant as specified in its charter)

South Carolina	57-0709233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 106	$ 143
Receivables and deposits	246	252
Other assets	983	752
Investment properties:
Land	1,630	1,630
Buildings and related personal property	37,066	34,453
	38,696	36,083
Less accumulated depreciation	(21,534)	(21,241)
	17,162	14,842

	$ 18,497	$ 15,989
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,791	$ 2,003
Tenant security deposit liabilities	164	159
Accrued property taxes	145	331
Other liabilities	356	331
Due to affiliates (Note B)	3,029	105
Mortgage notes payable	24,759	24,832
	30,244	27,761

Partners' Deficit
General partners	(68)	(68)
Limited partners (27,500 units issued and
outstanding)	(11,679)	(11,704)
	(11,747)	(11,772)

	$ 18,497	$ 15,989

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,446	$ 1,439
Other income	200	163
Total revenues	1,646	1,602

Expenses:
Operating	784	800
General and administrative	37	50
Depreciation	293	277
Interest	375	243
Property taxes	132	119
Total expenses	1,621	1,489

Net income	$ 25	$ 113

Net income allocated to general partners (1%)	$ --	$ 1
Net income allocated to limited partners (99%)	25	112

	$ 25	$ 113

Net income per limited partnership unit	$ 0.91	$ 4.07

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2007	27,500	$ (68)	$(11,704)	$(11,772)

Net income for the three months
ended March 31, 2008	--	--	25	25

Partners' deficit at
March 31, 2008	27,500	$ (68)	$(11,679)	$(11,747)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 25	$ 113
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	293	277
Amortization of loan costs	13	6
Change in accounts:
Receivables and deposits	6	(14)
Other assets	(240)	(229)
Accounts payable	324	314
Tenant security deposit liabilities	5	20
Accrued property taxes	(186)	(134)
Due to affiliates	69	47
Other liabilities	25	(16)
Net cash provided by operating activities	334	384

Cash flows used in investing activities:
Property improvements and replacements	(3,149)	(577)

Cash flows from financing activities:
Payments on mortgage notes payable	(73)	(144)
Loan costs paid	(4)	--
Advances from affiliate	2,855	298
Net cash provided by financing activities	2,778	154

Net decrease in cash and cash equivalents	(37)	(39)

Cash and cash equivalents at beginning of period	143	218

Cash and cash equivalents at end of period	$ 106	$ 179

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 318	$ 227

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 1,382	$ 91

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $1,918,000 and $170,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $79,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $180,000 and $100,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $53,000 and $64,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note C”), an affiliate of the Corporate General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $628,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $102,000 in redevelopment supervision fees during the three months ended March 31, 2008.  At March 31, 2008, the Partnership owed approximately $25,000 for accountable administrative expenses, which is included in due to affiliates. There were no outstanding balances due at December 31, 2007.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,855,000 during the three months ended March 31, 2008 to fund operating expenses at Parktown Townhouses and Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  During the three months ended March 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $298,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties.  Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense was approximately $44,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively.  Total advances and accrued interest of approximately $2,899,000 remain unpaid at March 31, 2008 and are included in due to affiliates. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,245,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of March 31, 2008 and December 31, 2007, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $90,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $136,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $19,007,000, of which approximately $2,078,000 was completed during the three months ended March 31, 2008 and approximately $1,997,000 was completed during 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2008, approximately $48,000 of interest expense, approximately $2,000 of property tax expense and approximately $1,000 of operating costs were capitalized.

Parktown Townhomes is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, interest expense of approximately $33,000 and $24,000, respectively, property tax expense of approximately $11,000 and $8,000, respectively, and operating costs of approximately $5,000 and $3,000, respectively, have been capitalized during the three months ended March 31, 2008 and 2007, respectively. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed in June 2008 at a total estimated cost of approximately $1,300,000, of which approximately $332,000 was completed during the three months ended March 31, 2008 and $684,000 was completed during 2007.  The project is being funded from operating cash flow and advances from AIMCO Properties, L.P.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Parktown Townhouses
Deer Park, Texas	88%	90%
Signal Pointe Apartments (1)
Winter Park, Florida	89%	86%

(1)

The Corporate General Partner attributes the increase in occupancy at Signal Pointe Apartments to competitive pricing efforts.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 and 2007 was approximately $25,000 and $113,000, respectively.  The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues.  Total expenses increased due to increases in interest, depreciation and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Interest expense increased primarily due to a higher average debt balance as a result of the second mortgage obtained on Signal Pointe Apartments in 2007 (as discussed in “Liquidity and Capital Resources”) and an increase in interest on advances from an affiliate of the Corporate General Partner as a result of a larger average advance balance, partially offset by an increase in the amount of interest capitalized related to a construction project at Parktown Townhouses and the redevelopment project at Signal Pointe Apartments, as discussed below. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both investment properties, which are being depreciated.  The increase in property tax expense is primarily a result of an increase in the assessed value of Parktown Townhouses. Operating expenses decreased due to decreases in contract maintenance expense at Parktown Townhouses and maintenance supplies and repairs at both investment properties, partially offset by an increase in insurance expense as a result of increased premiums at Signal Pointe Apartments.

General and administrative expenses decreased primarily due to a decrease in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in other income. Rental income remained relatively constant for the comparable periods.  Other income increased primarily due to an increase in tenant utility reimbursements at both investment properties.

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2008, approximately $48,000 of interest expense, approximately $2,000 of property tax expense and approximately $1,000 of operating costs were capitalized.

Parktown Townhomes is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, interest expense of approximately $33,000 and $24,000, respectively, property tax expense of approximately $11,000 and $8,000, respectively, and operating costs of approximately $5,000 and $3,000, respectively, have been capitalized during the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $106,000, compared to approximately $179,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $37,000, from December 31, 2007, due to approximately $3,149,000 of cash used in investing activities, partially offset by approximately $2,778,000 and $334,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments on the mortgage encumbering Parktown Townhouses and loan costs paid.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $2,855,000 during the three months ended March 31, 2008 to fund operating expenses at Parktown Townhouses and Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  During the three months ended March 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $298,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties.  Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense was approximately $44,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively.  Total advances and accrued interest of approximately $2,899,000 remain unpaid at March 31, 2008 and are included in due to affiliates. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,245,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

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

Parktown Townhouses

During the three months ended March 31, 2008, the Partnership completed approximately $511,000 of capital improvements at Parktown Townhouses consisting primarily of structural upgrades, fencing, HVAC upgrades, and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a construction project related to improvements to the buildings.  As a result of this project, construction period interest expense of approximately $33,000, construction period property tax expense of approximately $11,000 and construction period operating costs of approximately $5,000 have been capitalized during the three months ended March 31, 2008. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed in June 2008 at a total estimated cost of approximately $1,300,000, of which approximately $332,000 was completed during the three months ended March 31, 2008 and approximately $684,000 was completed during 2007.  The project is being funded from operating cash flow and advances from AIMCO Properties, L.P.  In addition to the construction project, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $2,078,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $48,000, construction period property tax expense of approximately $2,000, and construction period operating costs of approximately $1,000. Additional capital improvements of approximately $24,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $19,007,000, of which approximately $1,997,000 was completed during 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from an affiliate of the Corporate General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Parktown Townhomes of approximately $6,163,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date.   The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.   If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs associated with the new mortgage were approximately $306,000, including approximately $4,000 capitalized during the three months ended March 31, 2008, and are included in other assets on the balance sheet.

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

No distributions were made during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2008 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

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

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 334	$ 384
Payments on mortgage notes payable	(73)	(144)
Property improvements and replacements	(3,149)	(577)
Changes in reserves for net operating liabilities	(3)	12
Net cash used in operations	$(2,891)	$ (325)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 4.

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

 (b)

Changes in Internal Control Over Financial Reporting

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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

(c)

Amendment to the Second Amended and Restated Certificate and Agreement of Limited Partnership, dated September 27, 2007. Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB dated September 30, 2007.

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

(iii)

Contracts related to refinancing of debt:

(g)

Multifamily note dated December 15, 2000 , by and between Registrant and Reilly Mortgage Group, Inc., for Parktown Townhouses Apartments filed as exhibit to Form 10-KSB of Registrant for the year ended December 31, 2002 and incorporated herein by reference.

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