Form 10-Q
period 2008-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2008-11-14
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 146	$ 143
Receivables and deposits	227	252
Other assets	841	752
Investment properties:
Land	1,630	1,630
Buildings and related personal property	41,173	34,453
	42,803	36,083
Less accumulated depreciation	(22,309)	(21,241)
	20,494	14,842

	$ 21,708	$ 15,989
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,357	$ 2,003
Tenant security deposit liabilities	169	159
Accrued property taxes	362	331
Other liabilities	325	331
Due to affiliates (Note B)	7,623	105
Mortgage notes payable	24,610	24,832
	34,446	27,761

Partners' Deficit
General partners	(78)	(68)
Limited partners (27,500 units issued and
outstanding)	(12,660)	(11,704)
	(12,738)	(11,772)

	$ 21,708	$ 15,989

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Nine Months Ended
September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,404	$ 1,453	$ 4,241	$ 4,359
Other income	190	200	572	541
Total revenues	1,594	1,653	4,813	4,900

Expenses:
Operating (Note D)	1,502	816	3,114	2,440
General and administrative	49	47	135	155
Depreciation	473	290	1,076	848
Interest	464	227	1,200	712
Property taxes	59	160	254	386
Total expenses	2,547	1,540	5,779	4,541

Net (loss) income	$ (953)	$ 113	$ (966)	$ 359

Net (loss) income allocated to
general partners (1%)	$ (10)	$ 1	$ (10)	$ 4
Net (loss) income allocated to
limited partners (99%)	(943)	112	(956)	355

	$ (953)	$ 113	$ (966)	$ 359

Net (loss) income per limited
partnership unit	$(34.29)	$ 4.07	$(34.76)	$ 12.91

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2007	27,500	$ (68)	$(11,704)	$(11,772)

Net loss for the nine months
ended September 30, 2008	--	(10)	(956)	(966)

Partners' deficit at
September 30, 2008	27,500	$ (78)	$(12,660)	$(12,738)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (966)	$ 359
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,076	848
Casualty loss	2	--
Amortization of loan costs	39	18
Change in accounts:
Receivables and deposits	25	(98)
Other assets	(124)	(80)
Accounts payable	593	(24)
Tenant security deposit liabilities	10	42
Accrued property taxes	31	162
Due to affiliates	315	153
Other liabilities	(6)	(30)
Net cash provided by operating activities	995	1,350

Cash flows from investing activities:
Property improvements and replacements	(7,969)	(1,461)
Net withdrawals from restricted escrows	--	26
Net cash used in investing activities	(7,969)	(1,435)

Cash flows from financing activities:
Payments on mortgage notes payable	(222)	(440)
Advances from affiliate	7,203	515
Loan costs paid	(4)	--
Net cash provided by financing activities	6,977	75

Net increase (decrease) in cash and cash equivalents	3	(10)

Cash and cash equivalents at beginning of period	143	218
Cash and cash equivalents at end of period	$ 146	$ 208

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 929	$ 644
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 679	$ 262

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $1,918,000 and $170,000, respectively, of improvements, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $236,000 and $242,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $486,000 and $266,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $157,000 and $141,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note C”), an affiliate of the Corporate General Partner is to receive a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $623,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $246,000 in redevelopment supervision fees during the nine months ended September 30, 2008.  The Partnership was charged the $25,000 redevelopment planning fee during the nine months ended September 30, 2007, which is included in investment properties.  At September 30, 2008, the Partnership owed approximately $84,000 for accountable administrative expenses, which is included in due to affiliates. There were no outstanding balances due at December 31, 2007.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $7,203,000 during the nine months ended September 30, 2008 to fund operating expenses at Parktown Twonhouses and Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $515,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties.  Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense was approximately $231,000 and $39,000 for the nine months ended September 30, 2008 and 2007, respectively.  Total advances and accrued interest of approximately $7,434,000 remain unpaid at September 30, 2008 and are included in due to affiliates. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,705,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of September 30, 2008 and December 31, 2007, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $138,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $136,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in September 2009 at a total estimated cost of approximately $16,450,000, of which approximately $4,963,000 was completed during the nine months ended September 30, 2008 and approximately $1,997,000 was completed during 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets. During the nine months ended September 30, 2008, approximately $189,000 of construction period interest expense, approximately $27,000 of construction period property tax expense and approximately $12,000 of construction period operating costs were capitalized.

Parktown Townhouses is currently undergoing a construction project related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $75,000 and $99,000, respectively, construction period property tax expense of approximately $21,000 and $30,000, respectively, and construction period operating costs of approximately $9,000 and $14,000 have been capitalized during the nine months ended September 30, 2008 and 2007, respectively, and are being depreciated over the remaining life of the related assets. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed in December 2008 at a total estimated cost of approximately $1,300,000, of which approximately $467,000 was completed during the nine months ended September 30, 2008 and $684,000 was completed during 2007.  The project is being funded from operating cash flow and advances from AIMCO Properties, L.P.

Note D – Casualty Events

In September 2008, Parktown Townhomes sustained damages from Hurricane Ike.  The damages are estimated to be approximately $2,000,000, including clean up costs of approximately $500,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In August 2008, Signal Pointe Apartments sustained damages from Tropical Storm Fay.  The damages are estimated to be approximately $50,000, including clean up costs of approximately $25,000. The Partnership recognized a loss of approximately $2,000 during the three and nine months ended September 30, 2008, as a result of the write off of undepreciated damaged assets, as it is not currently expected that the damages will be covered by insurance proceeds.  This loss is included in operating expenses. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

Note E - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Parktown Townhouses
Deer Park, Texas	89%	88%
Signal Pointe Apartments (1)
Winter Park, Florida	81%	91%

(1)   The Corporate General Partner attributes the decrease in occupancy at Signal Pointe Apartments to 39 units unavailable for lease due to the ongoing redevelopment project at the property.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $953,000 and $966,000, respectively, compared to net income of approximately $113,000 and $359,000, respectively, for the corresponding periods in 2007.  The decrease in net income for both the three and nine months ended September 30, 2008 is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in interest, depreciation and operating expenses, partially offset by a decrease in property tax expenses. Total expenses for the nine months ended September 30, 2008 were also partially offset by a decrease in general and administrative expense, which remained relatively constant for the three months ended September 30, 2008. Operating expenses increased for both periods due to increases in utility expenses at Parktown Townhouses, advertising expenses at Signal Pointe Apartments and clean up costs related to the storm damage at both investment properties (as discussed below).  The increase in operating expenses for the nine months ended September 30, 2008 was partially offset by a decrease in contract services at Signal Pointe Apartments. Interest expense increased for both periods primarily due to a higher average debt balance as a result of the second mortgage obtained on Signal Pointe Apartments in 2007 (as discussed in “Liquidity and Capital Resources”) and an increase in interest on advances from an affiliate of the Corporate General Partner as a result of a larger average advance balance, partially offset by an increase in the amount of interest capitalized related to the redevelopment project at Signal Pointe Apartments, as discussed below. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at both investment properties, which are now being depreciated.  Property tax expense decreased for both periods primarily due to a decrease in the assessed value of Parktown Townhouses. Also contributing to the decrease in property tax expense for the nine months ended September 30, 2008 was the receipt of a refund at Parktown Townhouses as a result of the successful appeal of the assessed value of the property.

In September 2008, Parktown Townhomes sustained damages from Hurricane Ike. The damages are estimated to be approximately $2,000,000, including clean up costs of approximately $500,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In August 2008, Signal Pointe Apartments sustained damages from Tropical Storm Fay.  The damages are estimated to be approximately $50,000, including clean up costs of approximately $25,000. The Partnership recognized a loss of approximately $2,000 during the three and nine months ended September 30, 2008, as a result of the write off of undepreiciated damaged assets, as it is not currently expected that the damages will be covered by insurance proceeds.  This loss is included in operating expenses.  For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

General and administrative expenses decreased for the nine months ended September 30, 2008 primarily due to a decrease in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended September 30, 2008 is due to decreases in both rental and other income. The decrease in total revenues for the nine months ended September 30, 2008 is due to a decrease in rental income, partially offset by an increase in other income.  The decrease in rental income for both periods is primarily due to a decrease in occupancy at Signal Pointe Apartments, partially offset by an increase in the average rental rate at both investment properties. Other income decreased for the three months ended September 30, 2008 primarily due to a decrease in tenant utility reimbursements, partially offset by an increase in lease cancellation fees at both properties.  Other income increased for the nine months ended September 30, 2008 primarily due to an increase in lease cancellation fees at Parktown Townhouses.

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets. During the nine months ended September 30, 2008, approximately $189,000 of construction period interest expense, approximately $27,000 of construction period property tax expense and approximately $12,000 of construction period operating costs were capitalized.

Parktown Townhouses is currently undergoing a construction project related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $75,000 and $99,000, respectively, construction period property tax expense of approximately $21,000 and $30,000, respectively, and construction period operating costs of approximately $9,000 and $14,000 have been capitalized during the nine months ended September 30, 2008 and 2007, respectively, and are being depreciated over the remaining life of the related assets.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $146,000, compared to approximately $208,000 at September 30, 2007.  Cash and cash equivalents increased approximately $3,000, from December 31, 2007, due to approximately $6,977,000 and $995,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $7,969,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments made on the mortgage encumbering Parktown Townhouses and loan costs paid. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $7,203,000 during the nine months ended September 30, 2008 to fund operating expenses at Parktown Townhouses and Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $515,000 to pay real estate taxes at Parktown Townhouses and operating expenses at both properties.  Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense was approximately $231,000 and $39,000 for the nine months ended September 30, 2008 and 2007, respectively.  Total advances and accrued interest of approximately $7,434,000 remain unpaid at September 30, 2008 and are included in due to affiliates. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,705,000 to fund the redevelopment project at Signal Pointe Apartments and operating expenses at both of the Partnership’s properties.

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

Parktown Townhouses

During the nine months ended September 30, 2008, the Partnership completed approximately $1,615,000 of capital improvements at Parktown Townhouses, consisting primarily of structural upgrades, fencing, floor covering replacement, and construction related to the hurricane damage discussed above.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The property is currently undergoing a construction project related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $75,000, construction period property tax expense of approximately $21,000 and construction period operating costs of approximately $9,000 have been capitalized during the nine months ended September 30, 2008. Based on current construction plans, the Corporate General Partner anticipates the construction to be completed in December 2008 at a total estimated cost of approximately $1,300,000, of which approximately $467,000 was completed during the nine months ended September 30, 2008 and approximately $684,000 was completed during 2007.  The project is being funded from operating cash flow and advances from AIMCO Properties, L.P.  In addition, the Partnership entered into a contract for approximately $1,580,000 to reconstruct the roof that was damaged as a result of Hurricane Ike, approximately $400,000 of which was completed during the nine months ended September 30, 2008.  In addition to the construction projects, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Signal Pointe Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $4,963,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $189,000, construction period property tax expense of approximately $27,000, and construction period operating costs of approximately $12,000. Additional capital improvements of approximately $152,000 were also completed, which consisted primarily of HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in September 2009 at a total estimated cost of approximately $16,450,000, of which approximately $1,997,000 was completed during 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from an affiliate of the Corporate General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Parktown Townhouses of approximately $6,014,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date. The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.   If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs associated with the new mortgage were approximately $306,000, including approximately $4,000 capitalized during the nine months ended September 30, 2008, and are included in other assets on the balance sheet.

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

No distributions were made during the nine months ended September 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2008 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

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

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 995	$ 1,350
Payments on mortgage notes payable	(222)	(440)
Property improvements and replacements	(7,969)	(1,461)
Changes in restricted escrows, net	--	26
Changes in reserves for net operating liabilities	(844)	(125)
Net cash used in operations	$ (8,040)	$ (650)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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