Form 10-K
period 2008-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2009-03-24
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 2008

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

                Registrant's telephone number, including area code (864) 239-1000

                   Securities registered pursuant to Section 12(b) of the Act:

                                              None

                   Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest

                                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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

The Partnership’s properties is currently under redevelopment. These activities are subject to the following risks:

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

  the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

  the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident lease terminations, or managing existing improvements on the site prior to resident lease terminations.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect  renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Parktown
Townhouses	$19,298	$ 9,693	5-35 yrs	S/L	$ 8,461
Signal Pointe
Apartments	26,473	12,934	5-40 yrs	S/L	12,170
Totals	$45,771	$22,627			$20,631

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2008	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)
Parktown
Townhouses	$ 5,938	7.21%	20 yrs	01/01/21	$ --

Signal Pointe
Apartments
1st mortgage	7,096	7.22%	30 yrs	01/01/21	6,121
2nd mortgage	11,500	5.53%	30 yrs	01/01/19	9,993

Total	$24,534				$16,114

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other specific details about these loans.

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

Rental Rates and Occupancy

Average annual rental rates per unit and occupancy for 2008 and 2007 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)

Properties	2008	2007	2008	2007

Parktown Townhouses (1)	$ 10,551	$10,136	91%	87%
Signal Pointe Apartments (2)	9,738	9,418	81%	92%

(1)   The Corporate General Partner attributes the increase in occupancy at Parktown Townhouses to units being available for rent after completion of a construction project at the property.

(2)   The Corporate General Partner attributes the decrease in occupancy at Signal Pointe Apartments to 40 units unavailable for lease due to the ongoing redevelopment project at the property. See “Capital Improvements” below for further discussion.

As noted under "Item 1. Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that each of the properties is adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space. Parktown Townhouses is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate (1)
	(in thousands)

Parktown Townhouses	$304	2.84%
Signal Pointe Apartments	238	1.45%

(1)   The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During the year ended December 31, 2008, the Partnership completed approximately $3,269,000 of capital improvements at Parktown Townhouses, consisting primarily of structural upgrades, fencing, floor covering replacement, and construction related to the hurricane damage discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The property completed a construction project related to foundation upgrades to the buildings which is included in the total capital improvements.  As a result of this project, construction period interest expense of approximately $95,000, construction period property tax expense of approximately $23,000 and construction period operating costs of approximately $10,000 have been capitalized during the year ended December 31, 2008. The construction was completed in December 2008 at a total cost of approximately $1,300,000, of which approximately $616,000 was completed during the year ended December 31, 2008 and approximately $684,000 was completed during 2007. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Signal Pointe Apartments

During the year ended December 31, 2008, the Partnership completed approximately $7,620,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $230,000, construction period property tax expense of approximately $40,000, and construction period operating costs of approximately $15,000. Additional capital improvements of approximately $234,000 were also completed, which consisted primarily of HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began the redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in August 2009 at a total estimated cost of approximately $16,319,000, of which approximately $1,997,000 was completed during 2007. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties, L.P.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units (the “Units”) aggregating $27,400,000. An additional 100 Units were purchased by the Corporate General Partner. The Partnership had 583 holders of record owning an aggregate of 27,500 Units at December 31, 2008.  Affiliates of the Corporate General Partner owned 21,868.50 Units or 79.52% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Financing (1)	$ --	$ --	$ 9,900	$360.00

(1)   Proceeds from the November 2007 second mortgage obtained on Signal Pointe Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2008 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.  See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2008 was approximately $1,227,000, compared to net income of approximately $381,000 for the year ended December 31, 2007.  The decrease in net income is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased due to increases in interest, depreciation and operating expenses, partially offset by decreases in property tax and general and administrative expenses. Operating expenses increased due to increases in utility expenses at Parktown Townhouses, advertising expenses at Signal Pointe Apartments, payroll and related benefits at both properties and clean up costs related to the storm damage at Parktown Townhouses (as discussed below).  The increase in operating expenses was partially offset by a decrease in contract services at Signal Pointe Apartments. Interest expense increased primarily due to a higher average debt balance as a result of the second mortgage obtained on Signal Pointe Apartments in 2007, a decrease in interest capitalized related to the construction project at Parktown Townhouses and an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance, partially offset by an increase in the amount of interest capitalized related to the redevelopment project at Signal Pointe Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past year at both investment properties, which are now being depreciated. Property tax expense decreased primarily due to the receipt of a refund in 2008 at Parktown Townhouses as a result of the successful appeal of the assessed value of the property.

In September 2008, Parktown Townhomes sustained damages from Hurricane Ike.  The damages are estimated to be approximately $1,997,000 including clean up costs of approximately $265,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs are included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $1,208,000 to cover the damages.

In August 2008, Signal Pointe Apartments sustained minor damages from Tropical Storm Fay.  The clean up costs were approximately $17,000. For the year ended December 31, 2008, the clean up costs are included in operating expenses.

General and administrative expenses decreased primarily due to costs incurred during 2007 associated with the modification of the existing mortgage encumbering Signal Pointe Apartments and a decrease in 2008 in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to a decrease in occupancy at Signal Pointe Apartments, partially offset by increases in the average rental rate at both investment properties and occupancy at Parktown Townhouses.

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets. During the years ended December 31, 2008 and 2007, approximately $230,000 and $3,000, respectively, of construction period interest expense, approximately $40,000 and $1,000, respectively, of construction period property tax expense and approximately $15,000 and less than $1,000, respectively, of construction period operating costs were capitalized.

In December 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $95,000 and $145,000, respectively, construction period property tax expense of approximately $23,000 and $55,000, respectively, and construction period operating costs of approximately $10,000 and $16,000, respectively, have been capitalized during the years ended December 31, 2008 and 2007, and are being depreciated over the remaining life of the related assets.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $111,000, compared to approximately $143,000 at December 31, 2007.  Cash and cash equivalents decreased approximately $32,000 due to approximately $12,222,000 of cash used in investing activities, partially offset by approximately $11,155,000 and $1,035,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P, partially offset by principal payments made on the mortgage encumbering Parktown Townhouses and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $11,457,000 during the year ended December 31, 2008 to fund operating expenses and the redevelopment and construction projects at both of the investment properties.  During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $955,000 to pay real estate taxes at Parktown Townhouses, the redevelopment project at Signal Pointe Apartments and costs associated with obtaining the second mortgage on Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2008 ranged from 5.25% to 12.33%. Interest expense was approximately $395,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $1,102,000 of advances and accrued interest. Total advances and accrued interest of approximately $11,852,000 remain unpaid at December 31, 2008 and are included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $803,000 to fund the redevelopment project at Signal Pointe Apartments and real estate taxes at Parktown Townhouses.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the properties.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in August 2009 at a total estimated cost of approximately $16,319,000, of which approximately $9,617,000 was completed as of December 31, 2008. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties, L.P.  In addition, Parktown Townhouses completed a construction project related to foundation upgrades to the buildings.  The construction was completed in December 2008 at a total cost of approximately $1,300,000, of which approximately $616,000 was completed during 2008.  The project was funded from operating cash flow and advances from AIMCO Properties, L.P.  In addition to the redevelopment project at Signal Pointe Apartments, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Parktown Townhouses of approximately $5,938,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date. The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.   If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs associated with the new mortgage were approximately $306,000, including approximately $4,000 capitalized during the year ended December 31, 2008, and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

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

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Financing (1)	$ --	$ --	$ 9,900	$360.00

(1)   Proceeds from the November 2007 second mortgage obtained on Signal Pointe Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2008 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancing and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash from Operations as defined in the Partnership Agreement.

	Years ended
	December 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 1,035	$ 1,417
Payments on mortgage notes payable	(298)	(592)
Property improvements and replacements	(12,222)	(2,128)
Changes in restricted escrows, net	--	26
Changes in reserves for net operating
liabilities	(537)	135

Net cash used in operations	$(12,022)	$(1,142)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2008 was approximately $537,000, compared to an increase of approximately $135,000 during 2007. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties II

We have audited the accompanying balance sheets of Shelter Properties II as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

SHELTER PROPERTIES II

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
Assets	2008	2007

Cash and cash equivalents	$ 111	$ 143
Receivables and deposits	1,359	252
Other assets	753	752
Investment properties (Notes B, E and F):
Land	1,630	1,630
Buildings and related personal property	44,141	34,453
	45,771	36,083
Less accumulated depreciation	(22,627)	(21,241)
	23,144	14,842

	$ 25,367	$ 15,989

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 905	$ 2,003
Tenant security deposit liabilities	174	159
Due to affiliates (Note D)	12,078	105
Accrued property taxes	304	331
Other liabilities	371	331
Mortgage notes payable (Note B)	24,534	24,832
	38,366	27,761

Partners' Deficit
General partner	(80)	(68)
Limited partners (27,500 units issued and
outstanding)	(12,919)	(11,704)
	(12,999)	(11,772)

	$ 25,367	$ 15,989

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 5,758	$ 5,811
Other income	753	752
Total revenues	6,511	6,563

Expenses:
Operating	3,755	3,342
General and administrative	193	225
Depreciation	1,674	1,145
Interest	1,711	983
Property taxes	405	487
Total expenses	7,738	6,182

Net (loss) income (Note C)	$(1,227)	$ 381

Net (loss) income allocated to general partners (1%)	$ (12)	$ 4
Net (loss) income allocated to limited partners (99%)	(1,215)	377
	$(1,227)	$ 381

Net (loss) income per limited partnership unit	$(44.18)	$ 13.71

Distribution per limited partnership unit	$ --	$360.00

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2006	27,500	$ (72)	$ (2,181)	$ (2,253)

Distribution to partners	--	--	(9,900)	(9,900)

Net income for the year ended
December 31, 2007	--	4	377	381

Partners' deficit at
December 31, 2007	27,500	(68)	(11,704)	(11,772)

Net loss for the year ended
December 31, 2008	--	(12)	(1,215)	(1,227)

Partners' deficit at
December 31, 2008	27,500	$ (80)	$(12,919)	$(12,999)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (1,227)	$ 381
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,674	1,145
Amortization of loan costs	51	26
Change in accounts:
Receivables and deposits	40	(106)
Other assets	(48)	11
Accounts payable	1	(21)
Tenant security deposit liabilities	15	39
Accrued property taxes	(27)	75
Due to affiliates	516	(159)
Other liabilities	40	26
Net cash provided by operating activities	1,035	1,417

Cash flows from investing activities:
Property improvements and replacements	(12,222)	(2,128)
Net withdrawals from restricted escrows	--	26
Net cash used in investing activities	(12,222)	(2,102)

Cash flows from financing activities:
Payments on mortgage notes payable	(298)	(592)
Distribution to partners	--	(9,900)
Loan costs paid	(4)	(302)
Proceeds from mortgage note payable	--	11,500
Advances from affiliate	11,457	955
Repayment of advances from affiliate	--	(1,051)
Net cash provided by financing activities	11,155	610

Net decrease in cash and cash equivalents	(32)	(75)
Cash and cash equivalents at beginning of year	143	218
Cash and cash equivalents at end of year	$ 111	$ 143

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,263	$ 917

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 819	$ 1,918

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $170,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Net (loss) income as shown in the statements of operations and changes in partners' deficit for 2008 and 2007 was allocated 99% to the limited partners and 1% to the general partners.  Net (loss) income per limited partnership unit for 2008 and 2007 was computed as 99% of net (loss) income divided by 27,500 average units outstanding.

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

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include less than $1,000 and approximately $82,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $781,000 and $777,000 at December 31, 2008 and 2007, respectively, less accumulated amortization of approximately $218,000 and $167,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $51,000 and $26,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense. Amortization expense is expected to be approximately $51,000 for each of the years 2009 through 2013.

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

Leases:The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease.  The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties:  Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2008 and 2007, the Partnership capitalized interest of approximately $325,000 and $148,000, property taxes of approximately $63,000 and $56,000, and operating costs of approximately $25,000 and $16,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $235,000 and $193,000 for the years ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncement:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due at
	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)
Properties
Parktown Townhouses	$ 5,938	$ 6,236	$ 61	7.21%	01/01/21	$ --
Signal Pointe
Apartments
1st mortgage	7,096	7,096	43	7.22%	01/01/21	6,121
2nd mortgage	11,500	11,500	53	5.53%	01/01/19	9,993

Total	$24,534	$24,832	$ 157			$16,114

On November 30, 2007, the Partnership obtained a second mortgage loan in the principal amount of $11,500,000 on Signal Pointe Apartments.  The second mortgage loan bears interest at a fixed rate of 5.53% per annum, requires monthly payments of interest only of approximately $53,000 beginning on January 1, 2008 through December 1, 2010 and requires payments of principal and interest of approximately $66,000 from January 1, 2011 through the January 1, 2019 maturity date. The second mortgage loan has a balloon payment of approximately $9,993,000 due at maturity.   If no event of default exists at maturity, the maturity date will be automatically extended for one additional year, to January 1, 2020, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs associated with the new mortgage were approximately $306,000, including approximately $4,000 capitalized during the year ended December 31, 2008, and are included in other assets on the balance sheets.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 320
2010	344
2011	592
2012	634
2013	678
Thereafter	21,966
$24,534

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Federal taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (dollar amounts in thousands, except per unit data):

	2008	2007

Net (loss) income as reported	$(1,227)	$ 381
Add (deduct):
Depreciation differences	(59)	173
Change in prepaid rent	51	(17)
Other	77	(48)

Federal taxable (loss) income	$(1,158)	$ 489

Federal taxable (loss) income per limited
partnership unit	$205.61	$ 52.85

For 2008 and 2007, allocations under Internal Revenue Code Section 704 (b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(12,999)	$(11,772)
Buildings and land	2,103	729
Accumulated depreciation	(4,536)	(4,189)
Syndication fees	3,111	3,111
Other	(760)	199
Net liabilities - tax basis	$(13,081)	$(11,922)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $318,000 and $325,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses of approximately $803,000 and $328,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $363,000 and $162,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note E”), an affiliate of the Corporate General Partner is to receive a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $623,000 based on current estimated redevelopment costs. The Partnership was charged approximately $323,000 in redevelopment supervision fees during the year ended December 31, 2008.  The Partnership was charged the $25,000 redevelopment planning fee and approximately $11,000 in redevelopment supervision fees during the year ended December 31, 2007, which are included in investment properties.  At December 31, 2008, the Partnership owed approximately $121,000 for accountable administrative expenses, which is included in due to affiliates. There were no outstanding balances due at December 31, 2007.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $11,457,000 during the year ended December 31, 2008 to fund operating expenses and the redevelopment and construction projects at both investment properties. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $955,000 to pay real estate taxes at Parktown Townhouses and the redevelopment project at Signal Pointe Apartments and costs associated with obtaining the second mortgage on Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2008 ranged from 5.25% to 12.33%. Interest expense was approximately $395,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $1,102,000 of advances and accrued interest. Total advances and accrued interest of approximately $11,852,000 remain unpaid at December 31, 2008 and are included in due to affiliates. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $803,000 to fund the redevelopment project at Signal Pointe Apartments and real estate taxes at Parktown Townhouses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2008, the level of return to the limited partners has not been met. As of December 31, 2008 and 2007, these obligations were included in due to affiliates.

In connection with the November 2007 second mortgage obtained on Signal Pointe Apartments, the Partnership paid the Corporate General Partner a fee of approximately $115,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheets and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $142,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Parktown Townhouses	$ 5,938	$ 1,095	$ 5,329	$12,874
Signal Pointe Apartments	18,596	535	8,062	17,876

Totals	$24,534	$ 1,630	$13,391	$30,750

Note E – Investment Properties and Accumulated Depreciation(continued)

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Parktown
Townhouses	$1,095	$18,203	$19,298	$ 9,693	1969	03/01/81	5-35 yrs
Signal Pointe
Apartments	535	25,938	26,473	12,934	1970	06/30/81	5-40 yrs

Totals	$1,630	$44,141	$45,771	$22,627

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in August 2009 at a total estimated cost of approximately $16,319,000, of which approximately $9,617,000 was completed as of December 31, 2008. The redevelopment is expected to consist of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets. During the years ended December 31, 2008 and 2007, approximately $230,000 and $3,000, respectively, of construction period interest expense, approximately $40,000 and $1,000, respectively, of construction period property tax expense and approximately $15,000 and less than $1,000, respectively, of construction period operating costs were capitalized.

The Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $95,000 and $145,000, respectively, construction period property tax expense of approximately $23,000 and $55,000, respectively, and construction period operating costs of approximately $10,000 and $16,000, respectively, have been capitalized during the years ended December 31, 2008 and 2007, and are being depreciated over the remaining life of the related assets. The construction was completed in December 2008 at a total cost of approximately $1,300,000. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$36,083	$32,207
Property improvements	11,123	3,876
Disposals of property	(1,435)	--
Balance at end of year	$45,771	$36,083

Accumulated Depreciation
Balance at beginning of year	$21,241	$20,096
Additions charged to expense	1,674	1,145
Disposals of property	(288)	--
Balance at end of year	$22,627	$21,241

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2008 and 2007 is approximately $47,794,000 and $36,812,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $27,163,000 and $25,430,000, respectively.

Note F - Casualty Events

In September 2008, Parktown Townhomes sustained damages from Hurricane Ike.  The damages are estimated to be approximately $1,997,000 including clean up costs of approximately $265,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs are included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $1,208,000 to cover the damages.

In August 2008, Signal Pointe Apartments sustained minor damages from Tropical Storm Fay.  The clean up costs were approximately $17,000. For the year ended December 31, 2008, the clean up costs are included in operating expenses.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                          PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Shelter Properties II (the "Partnership" or "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the directors and officers of Shelter Realty II Corporation (the "Corporate General Partner") are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Corporate General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2008.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC	1,958.5	7.12%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	9,128.0	33.19%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,782.0	39.21%
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $318,000 and $325,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses of approximately $803,000 and $328,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $363,000 and $162,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments, an affiliate of the Corporate General Partner is to receive a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $623,000 based on current estimated redevelopment costs. The Partnership was charged approximately $323,000 in redevelopment supervision fees during the year ended December 31, 2008.  The Partnership was charged the $25,000 redevelopment planning fee and approximately $11,000 in redevelopment supervision fees during the year ended December 31, 2007, which are included in investment properties.  At December 31, 2008, the Partnership owed approximately $121,000 for accountable administrative expenses, which is included in due to affiliates. There were no outstanding balances due at December 31, 2007.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $11,457,000 during the year ended December 31, 2008 to fund operating expenses and the redevelopment and construction projects at both investment properties. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $955,000 to pay real estate taxes at Parktown Townhouses and the redevelopment project at Signal Pointe Apartments and costs associated with obtaining the second mortgage on Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2008 ranged from 5.25% to 12.33%. Interest expense was approximately $395,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $1,102,000 of advances and accrued interest. Total advances and accrued interest of approximately $11,852,000 remain unpaid at December 31, 2008 and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $803,000 to fund the redevelopment project at Signal Pointe Apartments and real estate taxes at Parktown Townhouses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2008, the level of return to the limited partners has not been met. As of December 31, 2008 and 2007, these obligations were included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

In connection with the November 2007 second mortgage obtained on Signal Pointe Apartments, the Partnership paid the Corporate General Partner a fee of approximately $115,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data” and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $142,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $51,000 and $41,000 for 2008 and 2007, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2008 and 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 24, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 24, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 24, 2009
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

(c)   Amendment to the Second Amended and Restated Certificate and Agreement of Limited Partnership, dated September 27, 2007. Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB dated September 30, 2007.

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