Form 10-Q
period 2009-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2009-05-15
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 115	$ 111
Receivables and deposits	225	1,359
Other assets	928	753
Investment properties:
Land	1,630	1,630
Buildings and related personal property	46,759	44,141
	48,389	45,771
Less accumulated depreciation	(23,334)	(22,627)
	25,055	23,144

	$ 26,323	$ 25,367
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 2,091	$ 905
Tenant security deposit liabilities	166	174
Accrued property taxes	142	304
Other liabilities	352	371
Due to affiliates (Note B)	12,553	12,078
Mortgage notes payable	24,456	24,534
	39,760	38,366

Partners' Deficit
General partners	(84)	(80)
Limited partners (27,500 units issued and
outstanding)	(13,353)	(12,919)
	(13,437)	(12,999)

	$ 26,323	$ 25,367

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,496	$ 1,446
Other income	209	200
Total revenues	1,705	1,646

Expenses:
Operating	758	784
General and administrative	37	37
Depreciation	708	293
Interest	575	375
Property taxes	123	132
Total expenses	2,201	1,621

Casualty gain (Note D)	58	--

Net (loss) income	$ (438)	$ 25

Net (loss) income allocated to general partners (1%)	$ (4)	$ --
Net (loss) income allocated to limited partners (99%)	(434)	25

	$ (438)	$ 25

Net (loss) income per limited partnership unit	$(15.78)	$ 0.91

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2008	27,500	$ (80)	$(12,919)	$(12,999)

Net loss for the three months
ended March 31, 2009	--	(4)	(434)	(438)

Partners' deficit at
March 31, 2009	27,500	$ (84)	$(13,353)	$(13,437)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (438)	$ 25
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	708	293
Amortization of loan costs	13	13
Casualty gain	(58)	--
Change in accounts:
Receivables and deposits	(13)	6
Other assets	(188)	(240)
Accounts payable	274	324
Tenant security deposit liabilities	(8)	5
Accrued property taxes	(162)	(186)
Due to affiliates	228	69
Other liabilities	(19)	25
Net cash provided by operating activities	337	334

Cash flows used in investing activities:
Insurance proceeds received	1,208	--
Property improvements and replacements	(1,710)	(3,149)
Net cash used in investing activities	(502)	(3,149)

Cash flows from financing activities:
Payments on mortgage note payable	(78)	(73)
Loan costs paid	--	(4)
Advances from affiliate	1,410	2,855
Repayment of advances from affiliate	(1,163)	--
Net cash provided by financing activities	169	2,778

Net increase (decrease) in cash and cash equivalents	4	(37)

Cash and cash equivalents at beginning of period	111	143

Cash and cash equivalents at end of period	$ 115	$ 106

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 355	$ 318

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 1,731	$ 1,382

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $819,000 and $1,918,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $80,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $145,000 and $180,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $79,000 and $53,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note C”), an affiliate of the Corporate General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $623,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $45,000 and $102,000 in redevelopment supervision fees during the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009 and December 31, 2008, the Partnership owed approximately $143,000 and $121,000 for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,410,000 and $2,855,000 during the three months ended March 31, 2009 and 2008 to fund capital improvements at Parktown Townhouses and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $213,000 and $44,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership repaid approximately $1,170,000 of advances and accrued interest. No such payments were made during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $12,305,000 and $11,852,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $1,495,000 to fund the redevelopment project at Signal Pointe Apartments and capital improvements at Parktown Townhouses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of March 31, 2009 and December 31, 2008, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $127,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $142,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in August 2009 at a total estimated cost of approximately $16,319,000, of which approximately $2,407,000 was completed during the three months ended March 31, 2009 and approximately $9,617,000 was completed during 2007 and 2008. The redevelopment consists of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2009 and 2008, approximately $46,000 and $48,000, respectively, of construction period interest expense, approximately $19,000 and $2,000, respectively, of construction period property tax expense and approximately $5,000 and less than $1,000, respectively, of construction period operating costs were capitalized.

In 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $33,000, construction period property tax expense of approximately $11,000, and construction period operating costs of approximately $5,000 were capitalized during the three months ended March 31, 2008. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Note D – Casualty Event

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $1,208,000 to cover the damages. The Partnership recorded a casualty gain of approximately $58,000 for the three months ended March 31, 2009 as a result of the receipt of insurance proceeds net of the write off of an additional approximately $3,000 of undepreciated damaged assets.

Note E - Contingencies

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Parktown Townhouses (1)
Deer Park, Texas	98%	88%
Signal Pointe Apartments (2)
Winter Park, Florida	75%	89%

(1)   The Corporate General Partner attributes the increase in occupancy at Parktown Townhouses to units being available for rent after completion of a construction project at the property.

(2)   The Corporate General Partner attributes the decrease in occupancy at Signal Pointe Apartments to 77 units unavailable for lease due to the ongoing redevelopment project at the property.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $438,000, compared to net income of approximately $25,000 for the three months ended March 31, 2008.  The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain during 2009. Total expenses increased due to increases in depreciation and interest expenses, partially offset by a decrease in operating expenses. Both general and administrative and property tax expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both investment properties, which are now being depreciated. Interest expense increased primarily due to an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance and a decrease in interest capitalized related to the construction project at Parktown Townhouses. Operating expenses decreased primarily due to decreases in advertising expenses at Parktown Townhouses and clean up costs related to minor storm damage at Signal Point Apartments.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income.  Other income remained relatively constant for the comparable periods.  Rental income increased due to increases in the occupancy at Parktown Townhomes and the average rental rate at both properties, partially offset by a decrease in occupancy at Signal Point Apartments.

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $1,208,000 to cover the damages. The Partnership recorded a casualty gain of approximately $58,000 for the three months ended March 31, 2009 as a result of the receipt of insurance proceeds net of the write off of an additional approximately $3,000 of undepreciated damaged assets.

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the related assets. During the three months ended March 31, 2009 and 2008, approximately $46,000 and $48,000, respectively, of construction period interest expense, approximately $19,000 and $2,000, respectively, of construction period property tax expense and approximately $5,000 and less than $1,000, respectively, of construction period operating costs were capitalized.

In December 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $33,000, construction period property tax expense of approximately $11,000 and construction period operating costs of approximately $5,000 were capitalized during the three months ended March 31, 2008 and are being depreciated over the remaining life of the related assets.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $115,000, compared to approximately $106,000 at March 31, 2008.  Cash and cash equivalents increased approximately $4,000, from December 31, 2008, due to approximately $337,000 and $169,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $502,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P, partially offset by repayment of advances from AIMCO Properties, L.P. and principal payments made on the mortgage encumbering Parktown Townhouses. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $1,410,000 and $2,855,000 during the three months ended March 31, 2009 and 2008 to fund capital improvements at Parktown Townhouses and the redevelopment and construction projects at both of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $213,000 and $44,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership repaid approximately $1,170,000 of advances and accrued interest. No such payments were made during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $12,305,000 and $11,852,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $1,495,000 to fund the redevelopment project at Signal Pointe Apartments and capital improvements at Parktown Townhouses.

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

Parktown Townhouses

During the three months ended March 31, 2009, the Partnership completed approximately $210,000 of capital improvements at Parktown Townhouses, consisting primarily of structural upgrades and construction related to the hurricane damage discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $2,407,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $46,000, construction period property tax expense of approximately $19,000, and construction period operating costs of approximately $5,000. Additional capital improvements of approximately $5,000 were also completed, which consisted primarily of fire safety ugrades and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began the redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in August 2009 at a total estimated cost of approximately $16,319,000, of which approximately $9,617,000 was completed prior to 2009. The redevelopment consists of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties, L.P.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Parktown Townhouses of approximately $5,860,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.  The mortgage indebtedness encumbering Signal Point Apartments of approximately $18,596,000 matures in January 2019 and January 2021, at which time balloon payments of approximately $9,993,000 and $6,121,000, respectively, will be due.  The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were made during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2009 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

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

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 337	$ 334
Payments on mortgage notes payable	(78)	(73)
Property improvements and replacements	(1,710)	(3,149)
Changes in reserves for net operating liabilities	(112)	(3)
Net cash used in operations	$(1,563)	$(2,891)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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