Form 10-Q
period 2009-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2009-08-13
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 566	$ 111
Receivables and deposits	233	1,359
Other assets	852	753
Investment properties:
Land	1,630	1,630
Buildings and related personal property	48,563	44,141
	50,193	45,771
Less accumulated depreciation	(24,096)	(22,627)
	26,097	23,144
	$ 27,748	$ 25,367
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,435	$ 905
Tenant security deposit liabilities	183	174
Accrued property taxes	254	304
Other liabilities	317	371
Due to affiliates (Note B)	14,838	12,078
Mortgage notes payable	24,377	24,534
	41,404	38,366

Partners' Deficit
General partners	(87)	(80)
Limited partners (27,500 units issued and
outstanding)	(13,569)	(12,919)
	(13,656)	(12,999)
	$ 27,748	$ 25,367

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Six Months Ended
June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,457	$ 1,391	$ 2,953	$ 2,837
Other income	176	182	385	382
Total revenues	1,633	1,573	3,338	3,219

Expenses:
Operating	767	828	1,525	1,612
General and administrative	31	49	68	86
Depreciation	762	310	1,470	603
Interest	615	361	1,190	736
Property taxes	97	63	220	195
Total expenses	2,272	1,611	4,473	3,232

Casualty gain (Note D)	420	--	478	--

Net loss	$ (219)	$ (38)	$ (657)	$ (13)

Net loss allocated to general
partners (1%)	$ (2)	$ --	$ (7)	$ --
Net loss allocated to limited
partners (99%)	(217)	(38)	(650)	(13)

	$ (219)	$ (38)	$ (657)	$ (13)

Net loss per limited
partnership unit	$ (7.89)	$ (1.38)	$(23.64)	$ (0.47)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2008	27,500	$ (80)	$(12,919)	$(12,999)

Net loss for the six months
ended June 30, 2009	--	(7)	(650)	(657)

Partners' deficit at
June 30, 2009	27,500	$ (87)	$(13,569)	$ (13,656)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (657)	$ (13)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,470	603
Amortization of loan costs	26	26
Casualty gain	(478)	--
Change in accounts:
Receivables and deposits	(21)	24
Other assets	(125)	(127)
Accounts payable	16	24
Tenant security deposit liabilities	9	(8)
Accrued property taxes	(50)	(41)
Due to affiliates	487	172
Other liabilities	(54)	(29)
Net cash provided by operating activities	623	631

Cash flows from investing activities:
Insurance proceeds received	1,628	--
Property improvements and replacements	(3,912)	(5,255)
Net cash used in investing activities	(2,284)	(5,255)

Cash flows from financing activities:
Payments on mortgage note payable	(157)	(147)
Repayment of advances from affiliate	(1,228)	--
Advances from affiliate	3,501	4,755
Loan costs paid	--	(4)
Net cash provided by financing activities	2,116	4,604

Net increase (decrease) in cash and cash equivalents	455	(20)

Cash and cash equivalents at beginning of period	111	143

Cash and cash equivalents at end of period	$ 566	$ 123

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 714	$ 590
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 1,333	$ 1,249

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $819,000 and $1,918,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $163,000 and $160,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $269,000 and $321,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $89,000 and $95,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note C”), an affiliate of the Corporate General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $602,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $145,000 and $175,000 in redevelopment supervision fees during the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and December 31, 2008, the Partnership owed approximately $160,000 and $121,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $3,501,000 and $4,755,000 during the six months ended June 30, 2009 and 2008 to fund capital improvements at Parktown Townhouses and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $470,000 and $121,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership repaid approximately $1,250,000 of advances and accrued interest. No such payments were made during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $14,573,000 and $11,852,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $885,000 to fund the redevelopment project at Signal Pointe Apartments and capital improvements at Parktown Townhouses.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of June 30, 2009 and December 31, 2008, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and  liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $152,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $142,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the third quarter of 2009 at a total estimated cost of approximately $15,810,000, of which approximately $4,051,000 was completed during the six months ended June 30, 2009 and approximately $9,617,000 was completed during 2007 and 2008. The redevelopment consists of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2009 and 2008, approximately $94,000 and $139,000, respectively, of construction period interest expense, approximately $34,000 and $14,000, respectively, of construction period property tax expense and approximately $11,000 and $6,000, respectively, of construction period operating costs were capitalized.

In 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $67,000, construction period property tax expense of approximately $21,000, and construction period operating costs of approximately $7,000 were capitalized during the six months ended June 30, 2008. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Note D – Casualty Event

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $1,628,000 to cover the damages, approximately $420,000 of which was received during the three months ended June 30, 2009. The Partnership recorded a casualty gain of approximately $478,000 for the six months ended June 30, 2009 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Parktown Townhouses (1)
Deer Park, Texas	97%	88%
Signal Pointe Apartments (2)
Winter Park, Florida	72%	83%

(1)   The Corporate General Partner attributes the increase in occupancy at Parktown Townhouses to improved market conditions in the local area and units being available for rent after completion of a construction project at the property.

(2)   The Corporate General Partner attributes the decrease in occupancy at Signal Pointe Apartments to units unavailable for lease due to the ongoing redevelopment project at the property. At June 30, 2009, 33 units were unavailable for lease at the property.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $219,000 and $657,000, respectively, compared to net loss of approximately $38,000 and $13,000, respectively, for the corresponding periods in 2008.  The increase in net loss for both the three and six months ended June 30, 2009 is due to an increase in total expenses, partially offset by the recognition of a casualty gain in 2009 and an increase in total revenues.

Total expenses increased for both the three and six months ended June 30, 2009 due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at both investment properties, which are now being depreciated.  Interest expense increased for both periods primarily due to an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance and a decrease in interest capitalized related to the construction project at Parktown Townhouses and the redevelopment project at Signal Pointe Apartments.  Property tax expense increased for both periods primarily due to the receipt of a refund at Parktown Townhomes during 2008 related to the successful appeal of the property’s assessed value. Operating expenses decreased for both periods primarily due to decreases in contract services and the hazard insurance premium at Signal Pointe Apartments and advertising expense at Parktown Townhomes.

General and administrative expenses decreased for the three and six months ended June 30, 2009 primarily due to a decrease in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2009 is due to an increase in rental income. Other income remained relatively constant for both the three and six months ended June 30, 2009.  The increase in rental income for both periods is primarily due to increases in occupancy at Parktown Townhouses and the average rental rate at both investment properties, partially offset by a decrease in occupancy at Signal Pointe Apartments.

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $1,628,000 to cover the damages, approximately $420,000 of which was received during the three months ended June 30, 2009. The Partnership recorded a casualty gain of approximately $478,000 for the six months ended June 30, 2009 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2009 and 2008, approximately $94,000 and $139,000, respectively, of construction period interest expense, approximately $34,000 and $14,000, respectively, of construction period property tax expense and approximately $11,000 and $6,000, respectively, of construction period operating costs were capitalized.

In December 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $67,000, construction period property tax expense of approximately $21,000, and construction period operating costs of approximately $7,000 were capitalized during the six months ended June 30, 2008. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $566,000, compared to approximately $123,000 at June 30, 2008.  Cash and cash equivalents increased approximately $455,000, from December 31, 2008, due to approximately $2,116,000 and $623,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,284,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by repayment of advances from AIMCO Properties, L.P. and principal payments made on the mortgage encumbering Parktown Townhouses. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $3,501,000 and $4,755,000 during the six months ended June 30, 2009 and 2008 to fund capital improvements at Parktown Townhouses and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $470,000 and $121,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership repaid approximately $1,250,000 of advances and accrued interest. No such payments were made during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $14,573,000 and $11,852,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $885,000 to fund the redevelopment project at Signal Pointe Apartments and capital improvements at Parktown Townhouses.

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

Parktown Townhouses

During the six months ended June 30, 2009, the Partnership completed approximately $263,000 of capital improvements at Parktown Townhouses, consisting primarily of structural upgrades, floor covering replacement and construction related to the hurricane damage discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $4,051,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $94,000, construction period property tax expense of approximately $34,000, and construction period operating costs of approximately $11,000. Additional capital improvements of approximately $112,000 were also completed, which consisted primarily of fire safety upgrades, signage and floor covering replacement . These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began the redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the third quarter of 2009 at a total estimated cost of approximately $15,810,000, of which approximately $9,617,000 was completed prior to 2009. The redevelopment consists of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties, L.P.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Parktown Townhouses of approximately $5,781,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.  The mortgage indebtedness encumbering Signal Point Apartments of approximately $18,596,000 matures in January 2019 and January 2021, at which time balloon payments of approximately $9,993,000 and $6,121,000, respectively, will be due.  The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were made during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at June 30, 2009 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

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

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 623	$ 631
Payments on mortgage notes payable	(157)	(147)
Property improvements and replacements	(3,912)	(5,255)
Changes in reserves for net operating liabilities	(262)	(15)
Net cash used in operations	$(3,708)	$(4,786)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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