Form 10-Q
period 2009-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2009-11-16
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 203	$ 111
Receivables and deposits	229	1,359
Other assets	783	753
Investment properties:
Land	1,630	1,630
Buildings and related personal property	49,796	44,141
	51,426	45,771
Less accumulated depreciation	(24,975)	(22,627)
	26,451	23,144
	$ 27,666	$ 25,367
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 595	$ 905
Tenant security deposit liabilities	189	174
Accrued property taxes	344	304
Other liabilities	341	371
Due to affiliates (Note B)	16,303	12,078
Mortgage notes payable	24,296	24,534
	42,068	38,366

Partners' Deficit
General partners	(94)	(80)
Limited partners (27,500 units issued and
outstanding)	(14,308)	(12,919)
	(14,402)	(12,999)
	$ 27,666	$ 25,367

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,558	$ 1,404	$ 4,511	$ 4,241
Other income	218	190	603	572
Total revenues	1,776	1,594	5,114	4,813

Expenses:
Operating	832	1,502	2,357	3,114
General and administrative	33	49	101	135
Depreciation	879	473	2,349	1,076
Interest	691	464	1,881	1,200
Property taxes	87	59	307	254
Total expenses	2,522	2,547	6,995	5,779

Casualty gain (Note D)	--	--	478	--

Net loss	$ (746)	$ (953)	$(1,403)	$ (966)

Net loss allocated to general
partners (1%)	$ (7)	$ (10)	$ (14)	$ (10)
Net loss allocated to limited
partners (99%)	(739)	(943)	(1,389)	(956)

	$ (746)	$ (953)	$(1,403)	$ (966)

Net loss per limited partnership
unit	$(26.87)	$(34.29)	$(50.51)	$(34.76)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	27,500	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2008	27,500	$ (80)	$(12,919)	$(12,999)

Net loss for the nine months
ended September 30, 2009	--	(14)	(1,389)	(1,403)

Partners' deficit at
September 30, 2009	27,500	$ (94)	$(14,308)	$(14,402)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,403)	$ (966)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,349	1,076
Casualty (gain) loss	(478)	2
Amortization of loan costs	38	39
Change in accounts:
Receivables and deposits	(17)	25
Other assets	(68)	(124)
Accounts payable	15	593
Tenant security deposit liabilities	15	10
Accrued property taxes	40	31
Due to affiliates	771	315
Other liabilities	(30)	(6)
Net cash provided by operating activities	1,232	995

Cash flows from investing activities:
Property improvements and replacements	(5,984)	(7,969)
Insurance proceeds received	1,628	--
Net cash used in investing activities	(4,356)	(7,969)

Cash flows from financing activities:
Payments on mortgage note payable	(238)	(222)
Repayment of advances from affiliate	(1,279)	--
Advances from affiliate	4,733	7,203
Loan costs paid	--	(4)
Net cash provided by financing activities	3,216	6,977

Net increase in cash and cash equivalents	92	3
Cash and cash equivalents at beginning of period	111	143
Cash and cash equivalents at end of period	$ 203	$ 146

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,126	$ 929
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 494	$ 679

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $819,000 and $1,918,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On September 25, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Parktown Townhouses. The property is expected to sell during the fourth quarter of 2009 for an expected sale price of approximately $18,917,000. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. Subsequent to September 30, 2009, the sale contract related to Parktown Townhomes was terminated.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $247,000 and $236,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $342,000 and $486,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $94,000 and $157,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note C”), an affiliate of the Corporate General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $602,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $195,000 and $246,000 in redevelopment supervision fees during the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009 and December 31, 2008, the Partnership owed approximately $179,000 and $121,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $4,733,000 and $7,203,000 during the nine months ended September 30, 2009 and 2008, respectively, to fund capital improvements at Parktown Townhouses and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $769,000 and $231,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Partnership repaid approximately $1,335,000 of advances and accrued interest. No such payments were made during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $16,019,000 and $11,852,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $342,000 to fund the redevelopment project at Signal Pointe Apartments and capital improvements at Parktown Townhouses. In addition, the Partnership repaid approximately $200,000 of advances and accrued interest subsequent to September 30, 2009.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of September 30, 2009 and December 31, 2008, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and  liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $152,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $142,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $15,836,000, of which approximately $5,072,000 was completed during the nine months ended September 30, 2009 and approximately $9,617,000 was completed during 2007 and 2008. The redevelopment consists of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties L.P., an affiliate of the Corporate General Partner.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2009 and 2008, approximately $108,000 and $189,000, respectively, of construction period interest expense, approximately $38,000 and $27,000, respectively, of construction period property tax expense and approximately $13,000 and $12,000, respectively, of construction period operating costs were capitalized.

In 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $75,000, construction period property tax expense of approximately $21,000, and construction period operating costs of approximately $9,000 were capitalized during the nine months ended September 30, 2008. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Note D – Casualty Event

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the three and nine months ended September 30, 2008, estimated clean up costs of approximately $400,000 were included in operating expenses. Approximately $125,000 of such costs were reversed during the fourth quarter of 2008. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $1,628,000 to cover the damages. The Partnership recorded a casualty gain of approximately $478,000 for the nine months ended September 30, 2009 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

In August 2008, Signal Pointe Apartments sustained damages from Tropical Storm Fay.  The damages were estimated to be approximately $50,000, including clean up costs of approximately $25,000. The Partnership recognized a loss of approximately $2,000 during the three and nine months ended September 30, 2008, as a result of the write off of undepreciated damaged assets, as the damages were not covered by insurance proceeds.  This loss is included in operating expenses. For the three and nine months ended September 30, 2008, the clean up costs are included in operating expenses.

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $25,374,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Parktown Townhouses (1)
Deer Park, Texas	96%	89%
Signal Pointe Apartments (2)
Winter Park, Florida	76%	81%

(1)   The Corporate General Partner attributes the increase in occupancy at Parktown Townhouses to improved market conditions in the local area and units being available for rent after completion of a construction project at the property.

(2)   The Corporate General Partner attributes the decrease in occupancy at Signal Pointe Apartments to a greater number of units unavailable for lease during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the ongoing redevelopment project at the property. At September 30, 2009, four units were unavailable for lease at the property.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2009 was approximately $746,000 and $1,403,000, respectively, compared to net loss of approximately $953,000 and $966,000, respectively, for the corresponding periods in 2008.  The decrease in net loss for the three months ended September 30, 2009 is due to an increase in total revenues and a decrease in total expenses.  The increase in net loss for the nine months ended September 30, 2009 is due to an increase in total expenses, partially offset by the recognition of a casualty gain in 2009 and an increase in total revenues.

Total expenses decreased for the three months ended September 30, 2009 due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation, interest and property tax expenses.  Total expenses increased for the nine months ended September 30, 2009 due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at both investment properties, which are now being depreciated.  Interest expense increased for both periods primarily due to an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance and a decrease in interest capitalized related to the construction project at Parktown Townhouses and the redevelopment project at Signal Pointe Apartments. The increase in property tax expense for the three months ended September 30, 2009 is primarily due to an increase in the assessed value of Parktown Townhouses. Property tax expense increased for the nine months ended September 30, 2009 primarily due to the receipt of a refund at Parktown Townhouses during 2008 related to the successful appeal of the property’s assessed value. Operating expenses decreased for both periods primarily due to decreases in advertising expenses and the hazard insurance premium at Signal Pointe Apartments and clean up costs incurred in 2008 related to the storm damage at both investment properties (as discussed below).

General and administrative expenses decreased for both the three and nine months ended September 30, 2009 primarily due to a decrease in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and nine months ended September 30, 2009 is due to increases in both rental and other income. The increase in rental income for the three months ended September 30, 2009 is primarily due to increases in both occupancy and the average rental rate at both properties. The increase in rental income for the nine months ended September 30, 2009 is primarily due to increases in occupancy at Parktown Townhouses and the average rental rate at both investment properties, partially offset by a decrease in occupancy at Signal Pointe Apartments. Other income increased for the three months ended September 30, 2009 primarily due to increases in cleaning and damage fees and administrative fees at Signal Pointe Apartments.  Other income increased for the nine months ended September 30, 2009 due to increases in tenant utility reimbursements at Parktown Townhouses and administrative fees at Signal Pointe Apartments.

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the three and nine months ended September 30, 2008, estimated clean up costs of approximately $400,000 were included in operating expenses. Approximately $125,000 of such costs were reversed during the fourth quarter of 2008. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $1,628,000 to cover the damages. The Partnership recorded a casualty gain of approximately $478,000 for the nine months ended September 30, 2009 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

In August 2008, Signal Pointe Apartments sustained damages from Tropical Storm Fay.  The damages were estimated to be approximately $50,000, including clean up costs of approximately $25,000. The Partnership recognized a loss of approximately $2,000 during the three and nine months ended September 30, 2008, as a result of the write off of undepreciated damaged assets, as the damages were not covered by insurance proceeds.  This loss is included in operating expenses. For the three and nine months ended September 30, 2008, the clean up costs are included in operating expenses.

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2009 and 2008, approximately $108,000 and $189,000, respectively, of construction period interest expense, approximately $38,000 and $27,000, respectively, of construction period property tax expense and approximately $13,000 and $12,000, respectively, of construction period operating costs were capitalized.

In December 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $75,000, construction period property tax expense of approximately $21,000, and construction period operating costs of approximately $9,000 were capitalized during the nine months ended September 30, 2008. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $203,000, compared to approximately $111,000 at December 31, 2008.  Cash and cash equivalents increased approximately $92,000 due to approximately $3,216,000 and $1,232,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $4,356,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by repayment of advances from AIMCO Properties, L.P. and principal payments made on the mortgage encumbering Parktown Townhouses. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $4,733,000 and $7,203,000 during the nine months ended September 30, 2009 and 2008 to fund capital improvements at Parktown Townhouses and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $769,000 and $231,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Partnership repaid approximately $1,335,000 of advances and accrued interest. No such payments were made during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $16,019,000 and $11,852,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $342,000 to fund the redevelopment project at Signal Pointe Apartments and capital improvements at Parktown Townhouses. In addition, the Partnership repaid approximately $200,000 of advances and accrued interest subsequent to September 30, 2009.

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

Parktown Townhouses

During the nine months ended September 30, 2009, the Partnership completed approximately $363,000 of capital improvements at Parktown Townhouses, consisting primarily of structural upgrades, floor covering replacement and construction related to the hurricane damage discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $5,072,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $108,000, construction period property tax expense of approximately $38,000, and construction period operating costs of approximately $13,000. Additional capital improvements of approximately $224,000 were also completed, which consisted primarily of signage and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began the redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be completed in the fourth quarter of 2009 at a total estimated cost of approximately $15,836,000, of which approximately $9,617,000 was completed prior to 2009. The redevelopment consists of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project is being funded from operations and advances from AIMCO Properties, L.P.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Parktown Townhouses of approximately $5,700,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.  The mortgage indebtedness encumbering Signal Point Apartments of approximately $18,596,000 matures in January 2019 and January 2021, at which time balloon payments of approximately $9,993,000 and $6,121,000, respectively, will be due.  The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were made during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2009 and the ongoing redevelopment project at Signal Pointe Apartments, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

On September 25, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Parktown Townhouses. The property is expected to sell during the fourth quarter of 2009 for an expected sale price of approximately $18,917,000. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. Subsequent to September 30, 2009, the sale contract related to Parktown Townhomes was terminated.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 1,232	$ 995
Payments on mortgage notes payable	(238)	(222)
Property improvements and replacements	(5,984)	(7,969)
Changes in reserves for net operating liabilities	(726)	(844)
Net cash used in operations	$(5,716)	$(8,040)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10(i)            (b)   Purchase and Sale Contract between Shelter Properties II, a South Carolina limited partnership, and the affiliated Selling Entities and Standard Portfolios LLC, a Delaware limited liability company, dated September 25, 2009 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 25, 2009).

10(i)            (c)   First Amendment to Purchase and Sale Contract between Shelter Properties II, a South Carolina limited partnership, and the affiliated Selling Entities and Standard Portfolios LLC, a Delaware limited liability company, dated October 28, 2009 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 28, 2009).

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