Form 10-K
period 2009-12-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2010-03-29
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Parktown
Townhouses	$19,754	$10,393	5-35 yrs	S/L	$ 6,701
Signal Pointe
Apartments	32,579	15,499	5-40 yrs	S/L	15,309
Totals	$52,333	$25,892			$22,010

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)
Parktown
Townhouses	$ 5,618	7.21%	20 yrs	01/01/21	$ --

Signal Pointe
Apartments
1st mortgage	7,096	7.22%	(3)	01/01/21	6,121
2nd mortgage	11,500	5.53%	(3)	01/01/19	9,993

Total	$24,214				$16,114

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other specific details about these loans.

(3)   Interest-only payments until January 1, 2011. Beginning January 1, 2011, payments of principal and interest based on 30-year amortization period.

Rental Rates and Occupancy

Average annual rental rates per unit and occupancy for 2009 and 2008 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)

Properties	2009	2008	2009	2008

Parktown Townhouses (1)	$ 10,968	$ 10,551	96%	91%
Signal Pointe Apartments	10,069	9,738	81%	81%

(1)   The Corporate General Partner attributes the increase in occupancy at Parktown Townhouses to improved customer service and units being available for rent after completion of a construction project at the property.

The real estate industry is highly competitive. Both of the Partnership’s properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that each of the properties is adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were as follows:

	2009	2009
	Billing	Rate (1)
	(in thousands)

Parktown Townhouses	$276	2.88%
Signal Pointe Apartments	190	1.50%

(1)   The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Parktown Townhouses

During the year ended December 31, 2009, the Partnership completed approximately $460,000 of capital improvements at Parktown Townhouses, consisting primarily of structural upgrades, floor covering replacement and construction related to the hurricane damage discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Signal Pointe Apartments

During the year ended December 31, 2009, the Partnership completed approximately $5,816,000 of capital improvements at Signal Pointe Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $110,000, construction period property tax expense of approximately $38,000, and construction period operating costs of approximately $13,000. Additional capital improvements of approximately $290,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area.  The redevelopment was completed in November 2009 at a total cost of approximately $15,433,000, of which approximately $9,617,000 was completed prior to 2009. The redevelopment consisted of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project was funded from operations and advances from AIMCO Properties, L.P.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the “on-call” claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 27,400 limited partnership units (the “Units”) aggregating $27,400,000. An additional 100 Units were purchased by the Corporate General Partner. The Partnership had 580 holders of record owning an aggregate of 27,500 Units at December 31, 2009.  Affiliates of the Corporate General Partner owned 21,868.50 Units or 79.52% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.  See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2009 and 2008 was approximately $2,152,000 and $1,227,000, respectively. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain in 2009.

Total expenses increased due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service during 2009 at both investment properties, which are now being depreciated.  Interest expense increased primarily due to an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance and a decrease in interest capitalized related to the completion of a construction project at Parktown Townhouses and the redevelopment project at Signal Pointe Apartments. Operating expenses decreased primarily due to decreases in advertising expenses and the hazard insurance premiums and clean up costs incurred in 2008 related to the storm damage at Parktown Townhouses.

General and administrative expenses decreased primarily due to a decrease in management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to increases in the average rental rate at both properties and occupancy at Parktown Townhouses. Other income increased primarily due to increases in application fees and tenant utility reimbursements at Parktown Townhouses.

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $1,628,000 to cover the damages. The Partnership recorded a casualty gain of approximately $478,000 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

In August 2008, Signal Pointe Apartments sustained damages from Tropical Storm Fay.  The clean up costs were approximately $17,000. For the year ended December 31, 2008, the clean up costs are included in operating expenses.

In November 2009, the Partnership completed a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the years ended December 31, 2009 and 2008, approximately $110,000 and $230,000, respectively, of construction period interest expense, approximately $38,000 and $40,000, respectively, of construction period property tax expense and approximately $13,000 and $15,000, respectively, of construction period operating costs were capitalized.

In December 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $95,000, construction period property tax expense of approximately $23,000, and construction period operating costs of approximately $10,000 were capitalized during the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $208,000, compared to approximately $111,000 at December 31, 2008.  Cash and cash equivalents increased approximately $97,000 due to approximately $4,031,000 and $1,636,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $5,570,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by repayment of advances from AIMCO Properties, L.P. and principal payments made on the mortgage encumbering Parktown Townhouses. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $5,810,000 and $11,457,000 during the years ended December 31, 2009 and 2008, respectively, to fund capital improvements at Parktown Townhouses, real estate taxes at Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $1,095,000 and $395,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $1,660,000 of advances and accrued interest. No such payments were made during the year ended December 31, 2008. At December 31, 2009 and 2008, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $17,097,000 and $11,852,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $154,000 to fund operations and capital improvements at Signal Pointe Apartments and operations at Parktown Townhouses. Subsequent to December 31, 2009, the Partnership repaid approximately $4,476,000 of advances and accrued interest from proceeds from the second mortgage obtained on Parktown Townhomes.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. In August 2007, the Partnership began the redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park area. The redevelopment was completed in November 2009 at a total cost of approximately $15,433,000, of which approximately $9,617,000 was completed prior to 2009. The redevelopment consisted of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project was funded from operations and advances from AIMCO Properties, L.P. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Parktown Townhouses of approximately $5,618,000 is amortized over 240 months with a maturity date of January 1, 2021, at which time the loan is scheduled to be fully amortized.  The mortgage indebtedness encumbering Signal Pointe Apartments of approximately $18,596,000 matures in January 2019 and January 2021, at which time balloon payments of approximately $9,993,000 and $6,121,000, respectively, will be due. The Corporate General Partner will attempt to refinance such indebtedness and/or sell Signal Pointe Apartments prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were made during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancing and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations (as defined in the Partnership Agreement) should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash from Operations as defined in the Partnership Agreement.

	Years ended
	December 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 1,636	$ 1,035
Payments on mortgage note payable	(320)	(298)
Property improvements and replacements	(7,198)	(12,222)
Changes in reserves for net operating
liabilities	(949)	(537)

Net cash used in operations (as defined in the
Partnership Agreement)	$ (6,831)	$(12,022)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations (as defined in the Partnership Agreement). The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of the apartment property during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 2009 and 2008 was approximately $949,000 and $537,000, respectively. These amounts were determined by considering changes in the balance of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued property taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and constructions projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Item 8.     Financial Statements and Supplementary Data

SHELTER PROPERTIES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties II

We have audited the accompanying balance sheets of Shelter Properties II as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelter Properties II at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

SHELTER PROPERTIES II

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
Assets	2009	2008

Cash and cash equivalents	$ 208	$ 111
Receivables and deposits	243	1,359
Other assets	672	753
Investment properties (Notes B and E):
Land	1,630	1,630
Buildings and related personal property	50,703	44,141
	52,333	45,771
Less accumulated depreciation	(25,892)	(22,627)
	26,441	23,144

	$ 27,564	$ 25,367

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 234	$ 905
Tenant security deposit liabilities	188	174
Due to affiliates (Note D)	17,397	12,078
Accrued property taxes	276	304
Other liabilities	406	371
Mortgage notes payable (Note B)	24,214	24,534
	42,715	38,366

Partners' Deficit
General partner	(102)	(80)
Limited partners (27,500 units issued and
outstanding)	(15,049)	(12,919)
	(15,151)	(12,999)

	$ 27,564	$ 25,367

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 6,160	$ 5,758
Other income	825	753
Total revenues	6,985	6,511

Expenses:
Operating	3,200	3,755
General and administrative	131	193
Depreciation	3,266	1,674
Interest	2,607	1,711
Property taxes	411	405
Total expenses	9,615	7,738

Casualty gain (Note F)	478	--

Net loss (Note C)	$(2,152)	$(1,227)

Net loss allocated to general partners (1%)	$ (22)	$ (12)
Net loss allocated to limited partners (99%)	(2,130)	(1,215)
	$(2,152)	$(1,227)

Net loss per limited partnership unit	$(77.45)	$(44.18)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2007	27,500	$ (68)	$(11,704)	$(11,772)

Net loss for the year ended
December 31, 2008	--	(12)	(1,215)	(1,227)

Partners' deficit at
December 31, 2008	27,500	(80)	(12,919)	(12,999)

Net loss for the year ended
December 31, 2009	--	(22)	(2,130)	(2,152)

Partners’ deficit at
December 31, 2009	27,500	$ (102)	$(15,049)	$(15,151)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (2,152)	$ (1,227)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	3,266	1,674
Casualty gain	(478)	--
Amortization of loan costs	51	51
Change in accounts:
Receivables and deposits	(31)	40
Other assets	30	(48)
Accounts payable	(39)	1
Tenant security deposit liabilities	14	15
Accrued property taxes	(28)	(27)
Due to affiliates	968	516
Other liabilities	35	40
Net cash provided by operating activities	1,636	1,035

Cash flows from investing activities:
Property improvements and replacements	(7,198)	(12,222)
Insurance proceeds received	1,628	--
Net cash used in investing activities	(5,570)	(12,222)

Cash flows from financing activities:
Payments on mortgage note payable	(320)	(298)
Loan costs paid	--	(4)
Advances from affiliate	5,810	11,457
Repayment of advances from affiliate	(1,459)	--
Net cash provided by financing activities	4,031	11,155

Net increase (decrease) in cash and cash equivalents	97	(32)
Cash and cash equivalents at beginning of year	111	143
Cash and cash equivalents at end of year	$ 208	$ 111

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,657	$ 1,263

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 187	$ 819

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $1,918,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Net loss as shown in the statements of operations and changes in partners' deficit for 2009 and 2008 was allocated 99% to the limited partners and 1% to the general partners.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative. Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $25,255,000.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $98,000 and less than $1,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $781,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $269,000 and $218,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $51,000 for each of the years ended December 31, 2009 and 2008 and is included in interest expense. Amortization expense is expected to be approximately $51,000 for each of the years 2010 through 2014.

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

Investment Properties:  Investment properties consist of two apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2009 and 2008, the Partnership capitalized interest of approximately $113,000 and $325,000, property taxes of approximately $38,000 and $63,000, and operating costs of approximately $14,000 and $25,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2009 and 2008.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $167,000 and $235,000 for the years ended December 31, 2009 and 2008, respectively.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due at
	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)
Properties
Parktown	$ 5,618	$ 5,938	$ 61	7.21%	01/01/21	$ --
Townhouses
Signal Pointe
Apartments
1st mortgage	7,096	7,096	43	7.22%	01/01/21	6,121
2nd mortgage	11,500	11,500	53	5.53%	01/01/19	9,993

Total	$24,214	$24,534	$ 157			$16,114

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 344
2011	592
2012	634
2013	678
2014	726
Thereafter	21,240
$24,214

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Federal taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (dollar amounts in thousands, except per unit data):

	2009	2008

Net loss as reported	$(2,152)	$(1,227)
(Deduct) add:
Depreciation differences	(258)	(59)
Change in prepaid rent	14	51
Other	(506)	77

Federal taxable loss	$(2,902)	$(1,158)

Federal taxable income per limited
partnership unit	$113.02	$205.61

For 2009 and 2008, allocations under Internal Revenue Code Section 704 (b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(15,151)	$(12,999)
Buildings and land	428	2,103
Accumulated depreciation	(4,795)	(4,536)
Syndication fees	3,111	3,111
Other	424	(760)
Net liabilities - tax basis	$(15,983)	$(13,081)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $340,000 and $318,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses of approximately $410,000 and $803,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $111,000 and $363,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments (as discussed in “Note E”), an affiliate of the Corporate General Partner received a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $614,000 based on redevelopment costs. The Partnership was charged approximately $232,000 and $323,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Partnership owed approximately $195,000 and $121,000 for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $5,810,000 and $11,457,000 during the years ended December 31, 2009 and 2008 to fund capital improvements at Parktown Townhouses, real estate taxes at Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $1,095,000 and $395,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $1,660,000 of advances and accrued interest. No such payments were made during the year ended December 31, 2008. At December 31, 2009 and 2008, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $17,097,000 and $11,852,000, respectively, and are included in due to affiliates. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $154,000 to fund operations and capital improvements at Signal Pointe Apartments and operations at Parktown Townhouses. Subsequent to December 31, 2009, the Partnership repaid approximately $4,476,000 of advances and accrued interest from proceeds from the second mortgage obtained on Parktown Townhomes.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2009, the level of return to the limited partners has not been met. As of December 31, 2009 and 2008, these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $154,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Parktown Townhouses	$ 5,618	$ 1,095	$ 5,329	$13,330
Signal Pointe Apartments	18,596	535	8,062	23,982

Totals	$24,214	$ 1,630	$13,391	$37,312

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Parktown
Townhouses	$1,095	$18,659	$19,754	$10,393	1969	03/01/81	5-35 yrs
Signal
Pointe
Apartments	535	32,044	32,579	15,499	1970	06/30/81	5-40 yrs

Totals	$1,630	$50,703	$52,333	$25,892

In August 2007, the Partnership began a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.  The redevelopment was completed in November 2009 at a total cost of approximately $15,433,000, of which approximately $9,617,000 was completed prior to 2009. The redevelopment consisted of major landscaping, interior, exterior and structural improvements, the addition of detached garages and storage units, upgrades to the leasing center and the conversion of two clubhouses to a fitness center and internet café.  The project was funded from operations and advances from AIMCO Properties, L.P.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2009 and 2008, approximately $110,000 and $230,000, respectively, of construction period interest expense, approximately $38,000 and $40,000, respectively, of construction period property tax expense and approximately $13,000 and $15,000, respectively, of construction period operating costs were capitalized.

In 2008, the Partnership completed a construction project at Parktown Townhouses related to foundation upgrades to the buildings.  As a result of this project, construction period interest expense of approximately $95,000, construction period property tax expense of approximately $23,000, and construction period operating costs of approximately $10,000, were capitalized during the year ended December 31, 2008, and are being depreciated over the remaining life of the related assets. The construction was completed in December 2008 at a total cost of approximately $1,300,000. The project was funded from operating cash flow and advances from AIMCO Properties, L.P.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties
Balance at beginning of year	$45,771	$36,083
Property improvements	6,566	11,123
Disposal of property	(4)	(1,435)
Balance at end of year	$52,333	$45,771

Accumulated Depreciation
Balance at beginning of year	$22,627	$21,241
Additions charged to expense	3,266	1,674
Disposal of property	(1)	(288)
Balance at end of year	$25,892	$22,627

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2009 and 2008 is approximately $52,697,000 and $47,794,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $30,687,000 and $27,163,000, respectively.

Note F - Casualty Events

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the clean up costs were included in operating expenses. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $1,628,000 to cover the damages. The Partnership recorded a casualty gain of approximately $478,000 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

In August 2008, Signal Pointe Apartments sustained damages from Tropical Storm Fay.  The clean up costs were approximately $17,000. For the year ended December 31, 2008, the clean up costs are included in operating expenses.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the “on-call” claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note H – Subsequent Event

On March 11, 2010, the Partnership obtained a second mortgage loan in the principal amount of $5,121,000 on Parktown Townhouses. The second mortgage loan bears interest at a fixed rate of 6.48% per annum, and requires monthly payments of principal and interest of approximately $32,000 beginning on May 1, 2010, through the loan’s January 1, 2021 maturity date.  The second mortgage loan has a balloon payment of approximately $4,267,000 due at maturity.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications to the existing mortgage loan encumbering Parktown Townhouses.  The modifications include a fixed interest rate of 7.21% per annum and monthly payments of principal and interest of approximately $37,000 beginning on May 1, 2010, through the January 1, 2021 maturity date. The existing mortgage loan has a balloon payment of approximately $4,675,000 due at maturity.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.21% per annum and monthly payments of approximately $61,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan by delivering 30 days written notice to the lender subject to a prepayment penalty.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Corporate General Partner in February 2009.  He joined AIMCO and the Corporate General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Corporate General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

No directors and officers of the Corporate General Partner received any remuneration from the Registrant during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2009.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC	1,958.5	7.12%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	9,128.0	33.19%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,782.0	39.21%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $340,000 and $318,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses of approximately $410,000 and $803,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $111,000 and $363,000, respectively. In connection with the redevelopment project at Signal Pointe Apartments, an affiliate of the Corporate General Partner received a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $614,000 based on redevelopment costs. The Partnership was charged approximately $232,000 and $323,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Partnership owed approximately $195,000 and $121,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $5,810,000 and $11,457,000 during the years ended December 31, 2009 and 2008 to fund capital improvements at Parktown Townhouses, real estate taxes at Signal Pointe Apartments and the redevelopment and construction projects at Parktown Townhouses and Signal Pointe Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 11.19%. Interest expense was approximately $1,095,000 and $395,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $1,660,000 of advances and accrued interest. No such payments were made during the year ended December 31, 2008. At December 31, 2009 and 2008, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $17,097,000 and $11,852,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $154,000 to fund operations and capital improvements at Signal Pointe Apartments and operations at Parktown Townhouses. Subsequent to December 31, 2009, the Partnership repaid approximately $4,476,000 of advances and accrued interest from proceeds from the second mortgage obtained on Parktown Townhomes.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of December 31, 2009, the level of return to the limited partners has not been met. As of December 31, 2009 and 2008, these obligations were included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $154,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 Units in the Partnership representing 79.52% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $51,000 for 2009 and 2008, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2009 and 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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

(l)    Multifamily Note between Shelter Properties II Limited Partnership, a South Carolina limited partnership, and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 11, 2010).

(m)    Amended and Restated Multifamily Note between Shelter Properties II Limited Partnership, a South Carolina limited partnership, and the Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 11, 2010).

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