Form 10-Q
period 2010-03-31
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2010-05-14
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 124	$ 208
Receivables and deposits	243	243
Other assets	976	672
Restricted escrows	363	--
Investment properties:
Land	1,630	1,630
Buildings and related personal property	50,877	50,703
	52,507	52,333
Less accumulated depreciation	(26,834)	(25,892)
	25,673	26,441

	$ 27,379	$ 27,564
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 127	$ 234
Tenant security deposit liabilities	191	188
Accrued property taxes	125	276
Other liabilities	271	406
Due to affiliates (Note B)	13,472	17,397
Mortgage notes payable (Note C)	29,223	24,214
	43,409	42,715

Partners' Deficit
General partners	(111)	(102)
Limited partners (27,500 units issued and
outstanding)	(15,919)	(15,049)
	(16,030)	(15,151)

	$ 27,379	$ 27,564

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 1,663	$ 1,496
Other income	254	209
Total revenues	1,917	1,705

Expenses:
Operating	900	758
General and administrative	83	37
Depreciation	942	708
Interest	745	575
Property taxes	126	123
Total expenses	2,796	2,201

Casualty gain (Note D)	--	58

Net loss	$ (879)	$ (438)

Net loss allocated to general partners (1%)	$ (9)	$ (4)
Net loss allocated to limited partners (99%)	(870)	(434)

	$ (879)	$ (438)

Net loss per limited partnership unit	$(31.64)	$(15.78)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2009	27,500	$ (102)	$(15,049)	$(15,151)

Net loss for the three months
ended March 31, 2010	--	(9)	(870)	(879)

Partners' deficit at
March 31, 2010	27,500	$ (111)	$(15,919)	$(16,030)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (879)	$ (438)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	942	708
Amortization of loan costs	13	13
Casualty gain	--	(58)
Change in accounts:
Receivables and deposits	--	(13)
Other assets	(183)	(188)
Accounts payable	47	274
Tenant security deposit liabilities	3	(8)
Accrued property taxes	(151)	(162)
Due to affiliates	(156)	228
Other liabilities	(135)	(19)
Net cash (used in) provided by operating
activities	(499)	337

Cash flows from investing activities:
Insurance proceeds received	--	1,208
Net deposits to restricted escrows	(363)	--
Property improvements and replacements	(328)	(1,710)
Net cash used in investing activities	(691)	(502)

Cash flows from financing activities:
Payments on mortgage note payable	(112)	(78)
Proceeds from mortgage note payable	5,121	--
Loan costs paid	(83)	--
Advances from affiliate	155	1,410
Repayment of advances from affiliate	(3,975)	(1,163)
Net cash provided by financing activities	1,106	169

Net (decrease) increase in cash and cash equivalents	(84)	4

Cash and cash equivalents at beginning of period	208	111

Cash and cash equivalents at end of period	$ 124	$ 115

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 941	$ 355

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 33	$ 1,731
Loan costs included in due to affiliates	$ 51	$ --

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $187,000 and $819,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $94,000 and $85,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $145,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $79,000, respectively. In connection with a redevelopment project completed in 2009 at Signal Pointe Apartments, an affiliate of the Corporate General Partner received a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs of approximately $15,400,000, or approximately $614,000. The Partnership was charged approximately $45,000 in redevelopment planning and supervision fees during the three months ended March 31, 2009, which are included in investment properties. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $217,000 and $195,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $155,000 and $1,410,000 during the three months ended March 31, 2010 and 2009, respectively, to fund capital improvements at Signal Pointe Apartments, operations at Parktown Townhouses and a redevelopment project at Signal Pointe Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2010 ranged from 5.25% to 11.19%. Interest expense was approximately $323,000 and $213,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, the Partnership repaid approximately $4,476,000 and $1,170,000, respectively, of advances and accrued interest. At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $13,099,000 and $17,097,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

In connection with the second mortgage obtained on Parktown Townhouses, the Corporate General Partner earned a finance fee of 1% of the new mortgage amount, or approximately $51,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and is included in other assets.  At March 31, 2010, this fee was included in due to affiliates. Subsequent to March 31, 2010, this fee was paid to the Corporate General Partner.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of March 31, 2010 and December 31, 2009, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $142,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $154,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Mortgage Financing

On March 11, 2010, the Partnership obtained a second mortgage loan in the principal amount of $5,121,000 on Parktown Townhouses. The second mortgage loan bears interest at a fixed rate of 6.48% per annum, and requires monthly payments of principal and interest of approximately $32,000 beginning on May 1, 2010, through the loan’s January 1, 2021 maturity date.  The second mortgage loan has a balloon payment of approximately $4,267,000 due at maturity.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the second mortgage were approximately $134,000 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications to the existing mortgage loan encumbering Parktown Townhouses.  The modifications include a fixed interest rate of 7.21% per annum and monthly payments of principal and interest of approximately $37,000 beginning on May 1, 2010, through the January 1, 2021 maturity date. The existing mortgage loan has a balloon payment of approximately $4,675,000 due at maturity.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.21% per annum and monthly payments of approximately $61,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan by delivering 30 days written notice to the lender subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $46,000, which are included in general and administrative expenses.

Note D – Casualty Event

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $1,208,000 to cover the damages. The Partnership recorded a casualty gain of approximately $58,000 for the three months ended March 31, 2009 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $30,396,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the “on-call” claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Parktown Townhouses
Deer Park, Texas	97%	98%
Signal Pointe Apartments (1)
Winter Park, Florida	94%	75%

(1)   The Corporate General Partner attributes the increase in occupancy at Signal Pointe Apartments to completion of a redevelopment project at the property during 2009 resulting in a greater number of units available for lease.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 and 2009 was approximately $879,000 and $438,000, respectively. The increase in net loss is due to an increase in total expenses and the recognition of a casualty gain during 2009, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation, interest and general and administrative expenses. Property tax expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in payroll and related benefits at both investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months primarily as a result of the completion of a redevelopment project at Signal Pointe Apartments during 2009. Interest expense increased primarily due to an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance and a decrease in interest capitalized related to the completion of a redevelopment project at Signal Pointe Apartments.

The increase in general and administrative expenses is primarily due to costs incurred during 2010 associated with the modification of the existing mortgage encumbering Parktown Townhouses. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to increases in occupancy at Signal Pointe Apartments and the average rental rate at Parktown Townhouses, partially offset by a decrease in the average rental rate at Signal Pointe Apartments. Other income increased primarily due to increases in pet fees, lease cancellation fees and tenant utility reimbursements at Signal Pointe Apartments.

In September 2008, Parktown Townhouses sustained damages from Hurricane Ike.  The damages were approximately $2,011,000 including clean up costs of approximately $275,000. During the year ended December 31, 2008, the Partnership removed approximately $1,147,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $1,208,000 to cover the damages. The Partnership recorded a casualty gain of approximately $58,000 for the three months ended March 31, 2009 as a result of the receipt of insurance proceeds, net of the write off of additional undepreciated damaged assets of approximately $3,000.

In November 2009, the Partnership completed a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.During the construction period, certain expenses were capitalized and are being depreciated over the life of the related assets. During the three months ended March 31, 2009, approximately $46,000 of construction period interest expense, approximately $19,000 of construction period property tax expense and approximately $5,000 of construction period operating costs were capitalized.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $124,000, compared to approximately $208,000 at December 31, 2009. Cash and cash equivalents decreased approximately $84,000 due to approximately $691,000 and $499,000 of cash used in investing and operating activities, respectively, partially offset by approximately $1,106,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Parktown Townhouses and advances from AIMCO Properties, L.P., partially offset by the repayment of advances from AIMCO Properties, L.P., principal payments made on the first mortgage encumbering Parktown Townhouses and loan costs paid.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $155,000 and $1,410,000 during the three months ended March 31, 2010 and 2009, respectively, to fund capital improvements at Signal Pointe Apartments, operations at Parktown Townhouses and a redevelopment project at Signal Pointe Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2010 ranged from 5.25% to 11.19%. Interest expense was approximately $323,000 and $213,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, the Partnership repaid approximately $4,476,000 and $1,170,000, respectively, of advances and accrued interest. At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $13,099,000 and $17,097,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Parktown Townhouses

During the three months ended March 31, 2010, the Partnership completed approximately $71,000 of capital improvements at Parktown Townhouses, consisting primarily of water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Signal Pointe Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $103,000 of capital improvements at Signal Pointe Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Signal Pointe Apartments of approximately $18,596,000 matures in January 2019 and January 2021, at which time balloon payments of approximately $9,993,000 and $6,121,000, respectively, will be due. On March 11, 2010, the Partnership obtained a second mortgage loan in the principal amount of $5,121,000 on Parktown Townhouses. The second mortgage loan bears interest at a fixed rate of 6.48% per annum, and requires monthly payments of principal and interest of approximately $32,000 beginning on May 1, 2010, through the loan’s January 1, 2021 maturity date.  The second mortgage loan has a balloon payment of approximately $4,267,000 due at maturity.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the second mortgage were approximately $134,000 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications to the existing mortgage loan encumbering Parktown Townhouses.  The modifications include a fixed interest rate of 7.21% per annum and monthly payments of principal and interest of approximately $37,000 beginning on May 1, 2010, through the January 1, 2021 maturity date. The existing mortgage loan has a balloon payment of approximately $4,675,000 due at maturity.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.21% per annum and monthly payments of approximately $61,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan by delivering 30 days written notice to the lender subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $46,000, which are included in general and administrative expenses.  The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were made during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations (as defined in the Partnership Agreement) should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net cash (used in) provided by operating activities	$ (499)	$ 337
Payments on mortgage note payable	(112)	(78)
Property improvements and replacements	(328)	(1,710)
Change in restricted escrows	(363)	--
Changes in reserves for net operating liabilities	575	(112)
Net cash used in operations (as defined in the
Partnership Agreement)	$ (727)	$(1,563)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the “on-call” claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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