Form 10-Q
period 2010-06-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2010-08-11
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 110	$ 208
Receivables and deposits	235	243
Other assets	890	672
Restricted escrow	189	--
Investment properties:
Land	1,630	1,630
Buildings and related personal property	50,953	50,703
	52,583	52,333
Less accumulated depreciation	(27,771)	(25,892)
	24,812	26,441
	$ 26,236	$ 27,564
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 105	$ 234
Tenant security deposit liabilities	192	188
Accrued property taxes	251	276
Other liabilities	333	406
Due to affiliates (Note B)	12,863	17,397
Mortgage notes payable (Note C)	29,205	24,214
	42,949	42,715

Partners' Deficit
General partners	(118)	(102)
Limited partners (27,500 units issued and
outstanding)	(16,595)	(15,049)
	(16,713)	(15,151)
	$ 26,236	$ 27,564

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended		Six Months Ended
June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,635	$ 1,457	$ 3,298	$ 2,953
Other income	261	176	515	385
Total revenues	1,896	1,633	3,813	3,338

Expenses:
Operating	752	767	1,652	1,525
General and administrative	38	31	121	68
Depreciation	937	762	1,879	1,470
Interest	737	615	1,482	1,190
Property taxes	115	97	241	220
Total expenses	2,579	2,272	5,375	4,473

Casualty gain (Note D)	--	420	--	478

Net loss	$ (683)	$ (219)	$(1,562)	$ (657)

Net loss allocated to general
partners (1%)	$ (7)	$ (2)	$ (16)	$ (7)
Net loss allocated to limited
partners (99%)	(676)	(217)	(1,546)	(650)

	$ (683)	$ (219)	$(1,562)	$ (657)

Net loss per limited
partnership unit	$(24.58)	$ (7.89)	$(56.22)	$(23.64)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2009	27,500	$ (102)	$(15,049)	$(15,151)

Net loss for the six months
ended June 30, 2010	--	(16)	(1,546)	(1,562)

Partners' deficit at
June 30, 2010	27,500	$ (118)	$(16,595)	$(16,713)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,562)	$ (657)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,879	1,470
Amortization of loan costs	29	26
Casualty gain	--	(478)
Change in accounts:
Receivables and deposits	8	(21)
Other assets	(94)	(125)
Accounts payable	37	16
Tenant security deposit liabilities	4	9
Accrued property taxes	(25)	(50)
Due to affiliates	15	487
Other liabilities	(73)	(54)
Net cash provided by operating activities	218	623

Cash flows from investing activities:
Insurance proceeds received	--	1,628
Net deposits to restricted escrow	(189)	--
Property improvements and replacements	(416)	(3,912)
Net cash used in investing activities	(605)	(2,284)

Cash flows from financing activities:
Payments on mortgage notes payable	(130)	(157)
Proceeds from mortgage notes payable	5,121	--
Repayment of advances from affiliate	(4,704)	(1,228)
Advances from affiliate	155	3,501
Loan costs paid	(153)	--
Net cash provided by financing activities	289	2,116

Net (decrease) increase in cash and cash equivalents	(98)	455

Cash and cash equivalents at beginning of period	208	111

Cash and cash equivalents at end of period	$ 110	$ 566

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,446	$ 714

Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 21	$ 1,333

Included in property improvements and replacements for the six months ended June 30, 2010 and 2009 are approximately $187,000 and $819,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $186,000 and $163,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $58,000 and $269,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $22,000 and $89,000, respectively. In connection with a redevelopment project completed in 2009 at Signal Pointe Apartments, an affiliate of the Corporate General Partner received a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs of approximately $15,400,000, or approximately $614,000. The Partnership was charged approximately $145,000 in redevelopment planning and supervision fees during the six months ended June 30, 2009, which are included in investment properties. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $236,000 and $195,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $155,000 and $3,501,000 during the six months ended June 30, 2010 and 2009, respectively, to fund capital improvements at Signal Pointe Apartments, operations at Parktown Townhouses and a redevelopment project at Signal Pointe Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2010 ranged from 5.25% to 11.19%. Interest expense was approximately $571,000 and $470,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Partnership repaid approximately $5,301,000 and $1,250,000, respectively, of advances and accrued interest. At June 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $12,522,000 and $17,097,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

In connection with the second mortgage obtained on Parktown Townhouses in March 2010, the Corporate General Partner earned and received a finance fee of 1% of the new mortgage amount, or approximately $51,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and is included in other assets.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of June 30, 2010 and December 31, 2009, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $152,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $154,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Mortgage Financing

On March 11, 2010, the Partnership obtained a second mortgage loan in the principal amount of $5,121,000 on Parktown Townhouses. The second mortgage loan bears interest at a fixed rate of 6.48% per annum, and requires monthly payments of principal and interest of approximately $32,000 beginning on May 1, 2010, through the loan’s January 1, 2021 maturity date.  The second mortgage loan has a balloon payment of approximately $4,267,000 due at maturity.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the second mortgage were approximately $153,000 and are included in other assets.

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

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $31,592,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Parktown Townhouses
Deer Park, Texas	96%	97%
Signal Pointe Apartments (1)
Winter Park, Florida	95%	72%

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $683,000 and $1,562,000, respectively, compared to net losses of approximately $219,000 and $657,000, respectively, for the corresponding periods in 2009. The increase in net loss for both periods is due to an increase in total expenses and the recognition of a casualty gain during 2009, partially offset by an increase in total revenues.

Total expenses increased for the three months ended June 30, 2010 due to increases in depreciation, interest, property tax and general and administrative expenses. Operating expenses remained relatively constant for the three months ended June 30, 2010. Total expenses increased for the six months ended June 30, 2010 due to increases in operating, depreciation, interest, property tax and general and administrative expenses. Operating expenses increased for the six months ended June 30, 2010 primarily due to increases in property management fees at Signal Pointe Apartments due to an increase in rental income, a decrease in capitalized operating costs related to the completion of a redevelopment project at Signal Pointe Apartments in 2009 and expenses incurred during 2010 associated with freeze damage at Signal Pointe Apartments. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months primarily as a result of the completion of a redevelopment project at Signal Pointe Apartments during 2009. Interest expense increased for both periods primarily due to a larger average debt balance as a result of the second mortgage obtained on Parktown Townhouses in March 2010 and a decrease in interest capitalized related to the completion of a redevelopment project at Signal Pointe Apartments. Also contributing to the increase in interest expense for the six months ended June 30, 2010 is an increase in interest on advances from AIMCO Properties, L.P. as a result of a larger average advance balance. Property tax expense increased for both periods due to a decrease in property taxes capitalized related to the completion of a redevelopment project at Signal Pointe Apartments.

The increase in general and administrative expenses for the three months ended June 30, 2010 is primarily due to an increase in costs associated with the annual audit required by the Partnership Agreement. The increase in general and administrative expenses for the six months ended June 30, 2010 is primarily due to costs incurred during 2010 associated with the modification of the existing mortgage encumbering Parktown Townhouses. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues for both periods is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to an increase in occupancy at Signal Pointe Apartments. The increase in rental income for the three months ended June 30, 2010 was partially offset by decreases in occupancy and the average rental rate at Parktown Townhouses. The increase in rental income for the six months ended June 30, 2010 was partially offset by a decrease in the average rental rate at both investment properties. Other income increased primarily due to increases in pet fees and tenant utility reimbursements at Signal Pointe Apartments and proceeds received during the three months ended June 30, 2010 related to freeze damage which occurred in 2009 at Signal Pointe Apartments.

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

In November 2009, the Partnership completed a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.During the construction period, certain expenses were capitalized and are being depreciated over the life of the related assets. During the six months ended June 30, 2009, approximately $94,000 of construction period interest expense, approximately $34,000 of construction period property tax expense and approximately $11,000 of construction period operating costs were capitalized.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $110,000, compared to approximately $208,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $98,000 due to approximately $605,000 of cash used in investing activities, partially offset by approximately $289,000 and $218,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Parktown Townhouses and advances from AIMCO Properties, L.P., partially offset by the repayment of advances from AIMCO Properties, L.P., principal payments made on the mortgages encumbering Parktown Townhouses and loan costs paid.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $155,000 and $3,501,000 during the six months ended June 30, 2010 and 2009, respectively, to fund capital improvements at Signal Pointe Apartments, operations at Parktown Townhouses and a redevelopment project at Signal Pointe Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2010 ranged from 5.25% to 11.19%. Interest expense was approximately $571,000 and $470,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Partnership repaid approximately $5,301,000 and $1,250,000, respectively, of advances and accrued interest. At June 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $12,522,000 and $17,097,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Parktown Townhouses

During the six months ended June 30, 2010, the Partnership completed approximately $109,000 of capital improvements at Parktown Townhouses, consisting primarily of kitchen and bath upgrades and water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Signal Pointe Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $141,000 of capital improvements at Signal Pointe Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Signal Pointe Apartments of approximately $18,596,000 matures in January 2019 and January 2021, at which time balloon payments of approximately $9,993,000 and $6,121,000, respectively, will be due. On March 11, 2010, the Partnership obtained a second mortgage loan in the principal amount of $5,121,000 on Parktown Townhouses. The second mortgage loan bears interest at a fixed rate of 6.48% per annum, and requires monthly payments of principal and interest of approximately $32,000 beginning on May 1, 2010, through the loan’s January 1, 2021 maturity date.  The second mortgage loan has a balloon payment of approximately $4,267,000 due at maturity.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the second mortgage were approximately $153,000 and are included in other assets.

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

No distributions were made during the six months ended June 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at June 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

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

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$ 218	$ 623
Payments on mortgage notes payable	(130)	(157)
Property improvements and replacements	(416)	(3,912)
Change in restricted escrow	(189)	--
Changes in reserves for net operating liabilities	128	(262)
Net cash used in operations (as defined in the
Partnership Agreement)	$ (389)	$(3,708)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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