Form 10-Q
period 2010-09-30
SHELTER PROPERTIES II LTD PARTNERSHIP
filed 2010-11-12
CIK 319723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SHELTER PROPERTIES II

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 102	$ 208
Receivables and deposits	226	243
Other assets	785	672
Restricted escrow	189	--
Investment properties:
Land	1,630	1,630
Buildings and related personal property	51,323	50,703
	52,953	52,333
Less accumulated depreciation	(28,699)	(25,892)
	24,254	26,441
	$ 25,556	$ 27,564
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 313	$ 234
Tenant security deposit liabilities	194	188
Accrued property taxes	370	276
Other liabilities	375	406
Due to affiliates (Note B)	12,528	17,397
Mortgage notes payable (Note C)	29,178	24,214
	42,958	42,715

Partners' Deficit
General partners	(125)	(102)
Limited partners (27,500 units issued and
outstanding)	(17,277)	(15,049)
	(17,402)	(15,151)
	$ 25,556	$ 27,564

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,674	$ 1,558	$ 4,972	$ 4,511
Other income	229	218	744	603
Total revenues	1,903	1,776	5,716	5,114

Expenses:
Operating	810	832	2,462	2,357
General and administrative	33	33	154	101
Depreciation	928	879	2,807	2,349
Interest	720	691	2,202	1,881
Property taxes	101	87	342	307
Total expenses	2,592	2,522	7,967	6,995

Casualty gain (Note D)	--	--	--	478

Net loss	$ (689)	$ (746)	$(2,251)	$(1,403)

Net loss allocated to general
partners (1%)	$ (7)	$ (7)	$ (23)	$ (14)
Net loss allocated to limited
partners (99%)	(682)	(739)	(2,228)	(1,389)

	$ (689)	$ (746)	$(2,251)	$(1,403)

Net loss per limited partnership
unit	$(24.80)	$(26.87)	$(81.02)	$(50.51)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	27,500	$ 2	$ 27,500	$ 27,502

Partners' deficit at
December 31, 2009	27,500	$ (102)	$(15,049)	$(15,151)

Net loss for the nine months
ended September 30, 2010	--	(23)	(2,228)	(2,251)

Partners' deficit at
September 30, 2010	27,500	$ (125)	$(17,277)	$(17,402)

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,251)	$(1,403)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	2,807	2,349
Casualty gain	--	(478)
Amortization of loan costs	46	38
Change in accounts:
Receivables and deposits	17	(17)
Other assets	(6)	(68)
Accounts payable	--	15
Tenant security deposit liabilities	6	15
Accrued property taxes	94	40
Due to affiliates	196	771
Other liabilities	(31)	(30)
Net cash provided by operating activities	878	1,232

Cash flows from investing activities:
Property improvements and replacements	(541)	(5,984)
Net deposits to restricted escrow	(189)	--
Insurance proceeds received	--	1,628
Net cash used in investing activities	(730)	(4,356)

Cash flows from financing activities:
Payments on mortgage notes payable	(157)	(238)
Proceeds from mortgage note payable	5,121	--
Repayment of advances from affiliate	(5,220)	(1,279)
Advances from affiliate	155	4,733
Loan costs paid	(153)	--
Net cash (used in) provided by financing
activities	(254)	3,216

Net (decrease) increase in cash and cash equivalents	(106)	92
Cash and cash equivalents at beginning of period	208	111
Cash and cash equivalents at end of period	$ 102	$ 203

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,986	$ 1,126

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 266	$ 494

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $187,000 and $819,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

SHELTER PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Shelter Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Shelter Realty II Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On October 1, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, and Aimco SP II Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of limited partnership units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $350.64 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $350.64 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each limited partnership unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding units.  Shelter Realty II Corporation will continue to be the sole general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partnership units. As of September 30, 2010, the Partnership had issued and outstanding 27,500 limited partnership units, and AIMCO Properties, L.P. and its affiliates owned 21,868.50 of those units, or approximately 79.52% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 and $247,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $76,000 and $342,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $23,000 and $94,000, respectively. In connection with a redevelopment project completed in 2009 at Signal Pointe Apartments, an affiliate of the Corporate General Partner received a redevelopment planning fee of approximately $25,000 and a redevelopment supervision fee of 4% of the actual redevelopment costs of approximately $15,400,000, or approximately $614,000. The Partnership was charged approximately $195,000 in redevelopment planning and supervision fees during the nine months ended September 30, 2009, which are included in investment properties. At September 30, 2010 and December 31, 2009, the Partnership owed approximately $256,000 and $195,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $155,000 and $4,733,000 during the nine months ended September 30, 2010 and 2009, respectively, to fund capital improvements at Signal Pointe Apartments, operations at Parktown Townhouses and a redevelopment project at Signal Pointe Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2010 ranged from 5.25% to 11.19%. Interest expense was approximately $806,000 and $769,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid approximately $5,891,000 and $1,335,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $12,167,000 and $17,097,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $261,000 to fund capital improvements at Signal Pointe Apartments.

In connection with the second mortgage obtained on Parktown Townhouses in March 2010, the Corporate General Partner earned and received a finance fee of 1% of the new mortgage amount, or approximately $51,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and is included in other assets.

During 1983, a payable to the general partners of approximately $58,000 was accrued for sales commissions earned. In addition, during the year ended December 31, 2003, the Partnership accrued a sales commission due to the Corporate General Partner of approximately $47,000 related to the sale of Raintree Apartments. Pursuant to the Partnership Agreement, these liabilities cannot be paid until certain levels of return are received by the limited partners.  As of September 30, 2010 and December 31, 2009, the level of return to the limited partners has not been met, and these obligations were included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $152,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $154,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $32,235,000.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Parktown Townhouses
Deer Park, Texas	96%	96%
Signal Pointe Apartments (1)
Winter Park, Florida	96%	76%

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2010 was approximately $689,000 and $2,251,000, respectively, compared to net losses of approximately $746,000 and $1,403,000, respectively, for the corresponding periods in 2009. The decrease in net loss for the three months ended September 30, 2010 is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in net loss for the nine months ended September 30, 2010 is due to an increase in total expenses and the recognition of a casualty gain during 2009, partially offset by an increase in total revenues.

The increase in total revenues for both periods is due to increases in both rental and other income. The increase in rental income for the three months ended September 30, 2010 is due to an increase in occupancy, partially offset by a decrease in the average rental rate at Signal Pointe Apartments. The increase in rental income for the nine months ended September 30, 2010 is due to an increase in occupancy at Signal Pointe Apartments, partially offset by a decrease in the average rental rate at both investment properties. Other income increased for the three months ended September 30, 2010 due to an increase in resident utility reimbursements at both investment properties.  Other income increased for the nine months ended September 30, 2010 primarily due to increases in pet fees and resident utility reimbursements at Signal Pointe Apartments and proceeds received related to freeze damage which occurred in 2009 at Signal Pointe Apartments.

Total expenses increased for the three months ended September 30, 2010 due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expenses. General and administrative expenses remained relatively constant for the three months ended September 30, 2010.  Total expenses increased for the nine months ended September 30, 2010 due to increases in operating, depreciation, interest, property tax and general and administrative expenses. The decrease in operating expenses for the three months ended September 30, 2010 is primarily due to a decrease in advertising expense at Signal Pointe Apartments. Operating expenses increased for the nine months ended September 30, 2010 primarily due to increases in property management fees at Signal Pointe Apartments due to an increase in rental income, a decrease in capitalized operating costs related to the completion of a redevelopment project at Signal Pointe Apartments in 2009, expenses incurred during 2010 associated with freeze damage at Signal Pointe Apartments and contract services at Parktown Townhouses, partially offset by a decrease in advertising expense at Signal Pointe Apartments. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months primarily as a result of the completion of a redevelopment project at Signal Pointe Apartments during 2009. Interest expense increased for both periods primarily due to a larger average debt balance as a result of the second mortgage obtained on Parktown Townhouses in March 2010 and a decrease in interest capitalized related to the completion of a redevelopment project at Signal Pointe Apartments. The increase in interest expense for the three months ended September 30, 2010 was partially offset by a decrease in interest on advances from AIMCO Properties, L.P. as a result of a lower average advance balance. The increase in property tax expense for the three months ended September 30, 2010 is primarily due to an increase in the tax rate at Signal Pointe Apartments. Property tax expense increased for the nine months ended September 30, 2010 primarily due to a decrease in property taxes capitalized related to the completion of a redevelopment project at Signal Pointe Apartments.

The increase in general and administrative expenses for the nine months ended September 30, 2010 is primarily due to costs incurred during 2010 associated with the modification of the existing mortgage encumbering Parktown Townhouses. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements to an affiliate of the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

In November 2009, the Partnership completed a redevelopment project at Signal Pointe Apartments in order for the property to remain competitive in the Winter Park, Florida area.During the construction period, certain expenses were capitalized and are being depreciated over the life of the related assets. During the nine months ended September 30, 2009, approximately $108,000 of construction period interest expense, approximately $38,000 of construction period property tax expense and approximately $13,000 of construction period operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $102,000, compared to approximately $208,000 at December 31, 2009. Cash and cash equivalents decreased approximately $106,000 due to approximately $730,000 and $254,000 of cash used in investing and financing activities, respectively, partially offset by approximately $878,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow maintained by the mortgage lender. Cash used in financing activities consisted of repayment of advances from AIMCO Properties, L.P., principal payments made on the mortgages encumbering Parktown Townhouses and loan costs paid, partially offset by proceeds from the second mortgage obtained on Parktown Townhouses and advances from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $155,000 and $4,733,000 during the nine months ended September 30, 2010 and 2009, respectively, to fund capital improvements at Signal Pointe Apartments, operations at Parktown Townhouses and a redevelopment project at Signal Pointe Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Corporate General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2010 ranged from 5.25% to 11.19%. Interest expense was approximately $806,000 and $769,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid approximately $5,891,000 and $1,335,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. were approximately $12,167,000 and $17,097,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $261,000 to fund capital improvements at Signal Pointe Apartments.

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

Parktown Townhouses

During the nine months ended September 30, 2010, the Partnership completed approximately $219,000 of capital improvements at Parktown Townhouses, consisting primarily of kitchen and bath upgrades and water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The Corporate General Partner began a construction project at the property in September 2010. The project will consist primarily of exterior improvements at a total cost of approximately $800,000, of which approximately $55,000 was completed at September 30, 2010. The project is expected to be funded with replacement reserves, operations, and advances from AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Signal Pointe Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $401,000 of capital improvements at Signal Pointe Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

No distributions were made during the nine months ended September 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

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

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$ 878	$ 1,232
Payments on mortgage notes payable	(157)	(238)
Property improvements and replacements	(541)	(5,984)
Change in restricted escrow	(189)	--
Changes in reserves for net operating liabilities	(276)	(726)
Net cash used in operations (as defined in the
Partnership Agreement)	$ (285)	$(5,716)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,868.50 limited partnership units (the “Units”) in the Partnership representing 79.52% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 79.52% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

On October 1, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, and Aimco SP II Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of limited partnership units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $350.64 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $350.64 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each limited partnership unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding units.  Shelter Realty II Corporation will continue to be the sole general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partnership units. As of September 30, 2010, the Partnership had issued and outstanding 27,500 limited partnership units, and AIMCO Properties, L.P. and its affiliates owned 21,868.50 of those units, or approximately 79.52% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $7,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES II

By: Shelter Realty II Corporation
Corporate General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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